Form 10QSB
period 1997-09-30
COYOTE SPORTS INC
filed 1997-11-13
CIK 1040761

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 000-23085

                               COYOTE SPORTS, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER
                          AS SPECIFIED IN ITS CHARTER)


                Nevada                                  88-0326730
     [State or other jurisdiction           [I.R.S. Employer Identification No.]
   of incorporation or organization]
         2291 Arapahoe Avenue
           Boulder, Colorado                               80302
[Address of principal executive offices]                 [Zip Code]

       Registrant's telephone number, including area code: (303) 417-0942

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                        Outstanding at November 12, 1997
                -----                        --------------------------------
    Common Stock, $0.001 par value                   3,855,000 shares

Transitional Small Business Disclosure Format Yes [ ] No [X]

                               COYOTE SPORTS, INC.
                                   FORM 10-QSB

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION


Item 1.         Financial Statements:
                Condensed Consolidated Balance Sheets as of  September 30, 1997 (unaudited)
                  and  December 31, 1996.........................................................       1
                Condensed Consolidated Statements of Operations (unaudited) for the three months
                 and nine months ended September 30, 1997 and 1996...............................       2
                Condensed Consolidated Statements of Cash Flows (unaudited) for the nine
                  months ended September 30, 1997 and 1996.......................................       3
                Notes to Condensed Consolidated Financial Statements (unaudited).................       4

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................       7



PART II. OTHER INFORMATION


Item 1.         Legal Proceedings................................................................Not Applicable

Item 2.         Changes in Securities and Use of Proceeds........................................      12

Item 3.         Defaults Upon Senior Securities..................................................Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders..............................Not Applicable

Item 5.         Other Information................................................................      12

Item 6.         Exhibits and Reports on Form 8-K.................................................      12


Signatures      .................................................................................      13

PART I.  FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    1997              1996
                                                               -------------      ------------
                                                                (UNAUDITED)          (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                   $   2,683,571           305,006
   Trade receivables, net                                          4,026,905         2,681,626
   Receivables from related parties                                     --              91,418
   Inventories, net                                                3,302,485         3,931,718
   Prepaid expenses and other current assets                         271,149           245,623
                                                               -------------      ------------
       Total current assets                                       10,284,110         7,255,391
Property, plant and equipment,  net                                7,308,796         3,541,747
Intangible assets, net                                             1,049,521         1,001,771
                                                               =============      ============
                                                               $  18,642,427        11,798,909
                                                               =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                               $   1,115,000         1,038,000
   Current portion of long term debt                                 908,336            87,000
   Current portion of related party notes payable                    222,446            22,291
   Accounts payable                                                3,054,032         2,687,427
   Taxes payable                                                        --             638,000
   Accrued expenses                                                1,625,483           823,077
                                                               -------------      ------------
       Total current liabilities                                   6,925,296         5,295,795
                                                               -------------      ------------

Long-term debt, net of current portion                             1,114,217           728,000
Related party notes payable, net of current portion                  669,712           112,861
Deferred tax liability                                               333,000           426,000
                                                               -------------      ------------
       Total liabilities                                           9,042,225         6,562,656

Minority interests in net assets of subsidiaries                     710,800           209,688
Stockholders' equity (deficit):
   Preferred stock, $.001 par value. Authorized 4,000,000
     shares, none issued and outstanding                                --                --
   Common stock, $.001 par value. Authorized 25,000,000
     shares; issued and outstanding, 3,825,000 at
     September 30, 1997 and 3,450,000 at December 31, 1996             3,825             3,450
   Additional paid-in capital                                     12,697,471         6,136,288
   Accumulated deficit                                            (3,505,809)       (1,325,593)
   Foreign currency translation adjustment                          (306,085)          212,420
                                                               -------------      ------------
       Total stockholders' equity                                  8,889,402         5,026,565
                                                               =============      ============
                                                               $  18,642,427        11,798,909
                                                               =============      ============


     Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      See accompanying notes to condensed consolidated financial statements

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------      ----------------------------------
                                        1997                1996                1997                1996
                                   --------------      --------------      --------------      --------------

Net sales                          $    7,407,233                --            20,157,402              11,601
Cost of goods sold                     (5,825,644)               --           (15,610,179)               --
                                   --------------      --------------      --------------      --------------
     Gross profit                       1,581,589                --             4,547,223              11,601

Operating expenses                     (1,978,751)           (189,053)         (6,050,291)           (450,121)
                                   --------------      --------------      --------------      --------------

     Operating loss                      (397,162)           (189,053)         (1,503,068)           (438,520)

Other expense:
     Interest expense                    (165,595)               --              (365,213)               --
     Loss on forward exchange
        contracts, net                   (132,000)               --              (171,000)               --
     Debt financing costs                 (20,000)               --              (570,000)               --
                                   --------------      --------------      --------------      --------------

     Loss before income taxes
        and minority interests           (714,758)           (189,053)         (2,609,281)           (438,520)

Income tax benefit                        155,000                --               336,000                --
Minority interests in
     subsidiaries losses                   45,023                --                93,065                --
                                   --------------      --------------      --------------      --------------

Net loss                           $     (514,734)           (189,053)         (2,180,216)           (438,520)
                                   ==============      ==============      ==============      ==============

Net loss per share                 $        (0.17)              (0.05)              (0.66)              (0.13)
                                   ==============      ==============      ==============      ==============

Shares used in calculating
     per share amounts                  2,963,315           3,450,000           3,285,989           3,450,000
                                   ==============      ==============      ==============      ==============

      See accompanying notes to condensed consolidated financial statements

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                         1997                1996
                                                                    --------------      --------------
Net cash used in operating activities                               $   (1,515,079)           (117,221)

Cash flows from investing activities:
    Purchase of property, plant and equipment                           (3,888,749)               --
    Acquisition of businesses, net of cash acquired of $114,759           (302,218)               --
                                                                    --------------      --------------
         Net cash used in investing activities                          (4,190,967)               --
                                                                    --------------      --------------

Cash flows from financing activities:
    Proceeds from notes payable                                             77,000                --
    Borrowings on long term debt                                         1,207,553                --
    Borrowings on related party notes payable                              757,006              96,902
    Capital contributions                                                6,561,558              43,216
                                                                    --------------      --------------
         Net cash provided by financing activities                       8,603,116             140,118
                                                                    --------------      --------------

Effect of exchange rate changes on cash                                   (518,505)               --

                                                                    --------------      --------------
         Increase in cash and cash equivalents                           2,378,565              22,897
Cash and cash equivalents at beginning of period                           305,006              29,497
                                                                    ==============      ==============
Cash and cash equivalents at end of period                          $    2,683,571              52,394
                                                                    ==============      ==============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
         Interest paid                                              $      277,063                --
                                                                    ==============      ==============

         Income taxes paid                                          $         --                  --
                                                                    ==============      ==============

      See accompanying notes to condensed consolidated financial statments

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-29077).

    The financial information presented in this Quarterly Report on Form 10-QSB reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

2.  INITIAL PUBLIC OFFERING

    In September 1997, the Company completed its initial public offering of 1,225,000 shares of common stock (including an exercised underwriter's over-allotment option of 100,000 shares and 75,000 shares issued to bridge lenders) at a price of $5.00 per share, providing the Company with net proceeds of approximately $3,950,000 after deducting underwriting discounts and commissions of approximately $779,000 and offering costs of approximately $1,021,000. Proceeds from the offering have been used to repay $1,500,000 in loans to unaffiliated third parties and $285,000 for working capital requirements. The remaining balance of net proceeds will be used for capital equipment purchases, repayment of notes to a stockholder and working capital requirements.

3.  ACQUISITIONS

    Prior to 1996, the Company was a development stage enterprise as it was devoting most of its activities to financial planning and identifying acquisitions. On September 18, 1996, the Company acquired three affiliated entities, TI Apollo Limited ("Apollo"), a United Kingdom company, TI Reynolds 531 Limited ("Reynolds"), a United Kingdom company, and Apollo Golf, Inc.("Apollo U.S."), a United States company, (the "Apollo Entities") and a manufacturing facility for total consideration of 3,284,702 Pound Sterling (PS) ($5,135,305 U.S.) in cash. The transaction was accounted for by the purchase method. The purchase price was allocated to monetary current assets and liabilities based on the fair values and the remainder to property, plant and equipment, which resulted in property, plant and equipment being recorded at less than the appraised value. Accordingly, no goodwill was recorded from this acquisition. According to the purchase agreement, the seller has indemnified the Company for five years for environmental obligations and related costs up to 500,000 PS. The results of operations of the Apollo Entities have been included in the Company's results of operations from October 1, 1996, since the results for the period from September 18, 1996 to September 30, 1996 are not significant. Apollo is one of three major manufacturers of steel golf shafts in the world. Reynolds ranks as one of the leading suppliers of premium brand steel cycle tubing.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  ACQUISITONS (CONTINUED)

    On March 27, 1997, the Company established a new entity, Sierra Materials, LLC ("Sierra"). Sierra is 80% owned by the Company and 20% owned by two individuals. Sierra was established to acquire Cape Composites, Inc. (d/b/a Sierra Materials). Sierra Materials is a supplier of graphite and other advanced composite materials for use in the sports and recreational markets. This acquisition of Sierra Materials coincided with the formation of Sierra on March 27, 1997. The transaction was accounted for by the purchase method and the shares of Sierra Materials are pledged as collateral for certain outstanding debt which has been refinanced by the Company according to the terms and conditions of the purchase agreement. No cash was paid and no goodwill was recorded as a result of this acquisition.

    On April 1, 1997, the Company acquired all of the outstanding stock of Pentiumatics Sdn. Bhd. ("Pentiumatics"), a Southeast Asian entity whose principal operations have not commenced. In May of 1997, a 23% interest in Pentiumatics was sold to an unrelated third party. The principal operations of Pentiumatics will be the extrusion of various metals to be sold to third parties, primarily for the manufacture of sporting goods. The acquisition has been accounted for by the purchase method. Consideration for Pentiumatics was approximately $200,000 cash and no goodwill was recorded.

    The following unaudited pro forma financial information for the three months and nine months ended September 30, 1996 and 1997 presents the combined results of operations of the Company, the Apollo Entities and Sierra Materials as if the acquisitions had occurred as of the beginning of 1996 and 1997 after giving effect to certain adjustments, including amortization of intangible assets, reduced depreciation expense, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, the Apollo Entities and Sierra Materials constituted a single entity during such periods.


                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                               SEPTEMBER 30,                     SEPTEMBER 30,
                       ----------------------------      ----------------------------
                          1997             1996             1997             1996
                       -----------      -----------      -----------      -----------
                               (UNUADITED)                       (UNAUDITED)
Net sales              $ 7,407,233        6,000,093       21,090,349       17,626,491
Net loss               $  (514,734)        (626,125)      (2,229,926)      (1,062,898)
Net loss per share     $     (0.17)           (0.18)           (0.68)           (0.31)


    Also, on September 18, 1996, the Company entered into an agreement to acquire certain assets of Expedition Trading Company, LLC, a Utah Limited Liability Company (Expedition). The Company established ICE*USA LLC, a Colorado Limited Liability Company (ICE), in order to purchase certain intangible assets from Expedition in exchange for consideration of $1.5 million, in the form of a note, and a 20% interest in ICE. The negotiated terms of the transaction provided that the Company would own an 80% interest in ICE and Expedition would own a 20% interest.

    The $1.5 million unsecured obligation is payable to Expedition over six years, and has been discounted at 15%. The present value is $1,018,750 as of December 31, 1996. Expedition is entitled to receive a minimum payment of $100,000 per year and a maximum of $200,000 per year through 2002. Annual payment amounts are based on ICE sales. In 2003, the Company must pay Expedition $1.5 million, less all amounts previously paid under the agreement.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  LIQUIDITY

    The Company incurred a loss of $514,734 and $2,180,216 for the three and nine months ending September 30, 1997, respectively. Notes payable to banks as of September 30, 1997 contractually terminate April 30, 1998 and May 31, 1998.

    Management believes that the combination of cash on hand, extending the due dates of debt agreements, entering into new debt agreements and cash from operations will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance the debt agreements will be extended or new debt agreements will be entered into or that cash on hand and cash from continuing operations will be sufficient to cover the Company's financial obligations during 1998.

5.  INVENTORIES

    Inventories consist of the following:

                               SEPTEMBER 30,      DECEMBER 31,
                                    1997              1996
                               -------------      ------------
Raw materials                  $     658,148      $    804,113
Work in process                      949,955         1,082,239
Finished goods                     2,578,845         2,661,366
                               -------------      ------------
                                   4,186,948         4,547,718
Valuation allowance                 (884,463)         (616,000)
                               -------------      ------------
                               $   3,302,485      $  3,931,718
                               =============      ============

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, general decreases in consumer spending for sports equipment and recreational products, intense competition, including entry of new competitors, increased or adverse governmental regulation, inadequate capital, unexpected costs, lower revenues and net income than forecasted, loss of significant customers, price increases for raw materials, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, labor disputes, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, adverse currency exchange rates, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this 10-QSB. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-QSB. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

    Coyote designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products. The Company's products include steel and graphite golf shafts, premium grade cycle tubing, composite ski poles and javelins. The Company also produces graphite and other advanced composite materials for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other third party manufactured products. The Company manufactures its Apollo golf shafts in its manufacturing facility in Oldbury, England, its Reynolds cycle tubing in Tyseley, England, its advanced composite materials in San Diego, California and intends on manufacturing extruded aluminum alloys in Southeast Asia for such products as cycle tubing, ski poles and tennis rackets. The Company's ICE products are assembled in Heber City, Utah.

RESULTS OF OPERATIONS

    Prior to 1996, the Company was a development stage enterprise as it was devoting most of its activities to financial planning and identifying and evaluating acquisitions. Management's Discussion and Analysis of Financial Condition and Results of Operations primarily includes discussions of operations subsequent to the acquisition of Apollo, Reynolds, Apollo U.S., ICE, Sierra Materials and Pentiumatics. Accordingly, these acquisitions have resulted in material increases in the Company's net sales, cost of goods sold and selling, general and administrative costs and resulting net operating losses for the three and nine months ended September 30, 1997 in comparison to the three and nine months ended September 30, 1996. Apollo, Reynolds, Apollo U.S. and ICE were acquired on September 18, 1996. The operating results of these acquired entities are reflected only in the three and nine months ended September 30, 1997 and not for the three and nine months ended September 30, 1996. The results of operations of the Apollo Entities have been included in the Company's results of operations from October 1, 1996, since the results for the period from September 18, 1996 to September 30, 1996 are not significant. On March 27 and April 1 of 1997, the Company acquired its interest in Sierra Materials and Pentiumatics, respectively. The results of operating of Sierra Materials and Pentiumatics have been included in the Company's results of operations from April 1, 1997, since the results for the period from March 27, 1997 to March 31, 1997 are not significant.

    The Company accounts for its foreign operations, Apollo and Reynolds, in the local functional currency, the Pound Sterling for United Kingdom operations and the Malaysian Ringgit for Pentiumatics. These amounts are translated into the U.S. dollar for financial reporting purposes. Balance Sheet amounts are translated using the period end exchange rate. Statement of Operations amounts are translated using the average exchange rate for the period. Translation gains and losses are reflected in Stockholders' equity (deficit) in the line item, "Foreign currency translation adjustment." The risks inherent in maintaining assets and liabilities and entering into transactions denominated in foreign currencies increases volatility in reported results of operations and Stockholders' equity due to exchange rate differences between the U.S. dollar and the other currencies. The Company enters into forward foreign exchange contracts, from time to time, to "fix" the exchange rate for specific sales from the U.K. to the U.S. The contracts are "marked" to market at each period end. Gains and losses on the contracts are recognized currently in the Statement of Operations. Due to significant volatility between the U.S. dollar and the U.K. Pound Sterling, the Company's Statement of Operations could be significantly impacted by exchange rate changes in these currencies.

    The following table sets forth, for the periods indicated certain statement of operations data as a percentage of net sales. The 1996 data is attributable to general corporate expenses as none of the Company's subsidiaries had been acquired. The 1997 data reflects the consolidated results of Apollo, Reynolds, Apollo U.S., ICE and general corporate expenses from January 1, 1997 through September 30, 1997 and Sierra Materials and Pentiumatics from April 1, 1997 through September 30, 1997.


                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30,                SEPTEMBER 30,
                              -----------------------      ----------------------
                                1997           1996          1997          1996
                              --------       --------      --------      --------
Net sales                          100%          --             100          --
Cost of goods sold                 (79)          --             (77)         --
Gross profit                        21           --              23          --
Operating expenses                 (27)          (100)          (30)         (100)
Operating loss                      (6)          (100)           (7)         (100)
Interest expense                    (2)          --              (2)         --
Loss on forward
  Exchange contracts, net           (2)          --              (1)         --
Debt financing costs              --             --              (3)         --
Loss before income taxes
  And minority interests           (10)          (100)          (13)         (100)
Income tax benefit                   2           --               2          --
Minority interests                   1           --            --            --
Net loss                            (7)          (100)          (11)         (100)


    Net sales for the three and nine months ended September 30, 1997 increased to $7,407,233 and $20,157,401, respectively, as compared to no sales and $11,601 for the comparable periods of 1996. Gross profit for the three months and nine months ended September 30, 1997 was $1,581,589 and $4,547,222, respectively, as compared to no gross profit and $11,601 for the comparable periods of 1996. Operating expenses for the three months and nine months ended September 30, 1997 were $1,978,751 and $6,050,291, respectively, as compared to $189,053 and $438,520 for the comparable periods of 1996. The increase in sales, gross profit and operating expenses for the three and nine months ending September 30, 1997, compared to the same periods in 1996, is primarily attributable to the acquisitions of Apollo, Reynolds, Apollo U.S. and ICE, Sierra Materials and Pentiumatics.

    Operating loss for the three and nine months ended September 30, 1997 increased to $397,162 and $1,503,069 respectively, as compared to $189,053 and $438,520 for the same periods of 1996. Management attributes the increase in loss primarily to lower than expected sales of Apollo and ICE, higher than expected graphite shaft manufacturing costs, unfavorable foreign exchange rates between the U.S. Dollar and the U.K. Pound Sterling, manufacturing material usage inefficiencies at Sierra Materials and other general corporate expenses.

    Interest expense for the three and nine months ended September 30, 1997 increased to $165,595 and $365,213, respectively, as compared to no interest expense for the comparable periods of 1996. The increases resulted primarily from higher average borrowing balances for the three and nine months ending September 30, 1997 as compared to the same periods in 1996. Interest expense is expected to increase in 1998 with planned increases in subsidiary borrowings for working capital and capital equipment.

    The Company has entered into certain forward currency exchange contracts to hedge its exposures to changes in currency exchange rates primarily between the U.S. Dollar and the UK Pound Sterling. These transactions resulted in $132,000 and $171,000 in losses for the three and nine months ended September 30, 1997, respectively. No such transactions took place for the comparable periods in 1996 as the Company had not yet acquired Apollo or Reynolds.

    The Company entered into two secured promissory notes with Bridge Lenders in 1997 of $1,500,000 and an additional secured note for $300,000 with a related party. Debt financing costs incurred in connection with the notes were $20,000 and $570,000 for the three and nine months ending September 30, 1997, respectively. No such transactions took place for the comparable periods in 1996.

    The Company recorded an income tax benefit of $155,000 and $336,000 for the three and nine months ended September 30, 1997, respectively, primarily as a result of losses generated by Apollo in the United Kingdom in the current fiscal year. The income tax benefit is being taken against prior year income tax payments made by Apollo in the United Kingdom. No such income tax benefits existed for comparable period in 1996.

    Minority interests in losses for the three and nine months ended September 30, 1997 were $45,023 and $93,065, respectively. Minority interests in losses is a result of the net effect on profits and losses of Sierra Materials, ICE and Pentiumatics and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (20%) and Pentiumatics (23%). No minority interest in losses existed in 1996.

    Net loss for the three and nine months ended September 30, 1997 was $514,734 and $2,180,216, respectively, as compared to $189,053 and $38,520 for the comparable periods of 1996. Management attributes the increase in loss primarily to lower than expected sales of Apollo and ICE, higher than expected graphite shaft manufacturing costs, unfavorable foreign exchange rates between the U.S. Dollar and the U.K. Pound Sterling, manufacturing material usage inefficiencies at Sierra Materials, higher than expected borrowing costs, debt financing costs and other general corporate expenses.

    In order to become profitable, the Company must increase sales while effectively managing costs. Profitability depends to a large extent on management's ability to increase sales, reduce selling, general, and administrative costs, outsource the manufacturing of graphite shafts, more efficiently utilize existing plant capacities at Apollo and Reynolds, expand manufacturing capacity at Sierra Materials, commence manufacturing at Pentiumatics, and by acquiring companies whose businesses would be complementary to, and compatible with, the existing business of the Company's subsidiaries. Management does not expect the Company to attain profitability in 1997. There can be no assurance that the Company will be able to achieve these goals or attain profitability in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February of 1997, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards, No. 128, Earnings per Share, (Statement No. 128) and No. 129, Disclosure of Information about Capital Structure, (Statement No. 129), effective for years ending after December 15, 1997. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The Company will adopt Statement No. 128 in the December 31, 1997 consolidated financial statements. Management believes that the effect of such adoption will not have a significant impact on the earnings per share of the Company. Statement No. 129 specifies and aggregates various disclosures which were previously required for certain entities. The Company has adopted the disclosure requirements under this statement.

SEASONALITY

    As a result of the Company's present operations being primarily dependent upon Apollo sales, management expects for the foreseeable future that the Company's business will remain seasonal. Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf shafts, the Company's primary product, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the spring and summer months. The success of certain customers' products, patterns of product introduction, and customer acceptance thereof, coupled with a generally increasing overall demand for golf shafts, may mitigate the impact of this seasonality

LIQUIDITY AND CAPITAL RESOURCES

    In September 1997, the Company completed its initial public offering of 1,225,000 shares of common stock (including an exercised underwriter's over-allotment option of 100,000 shares and 75,000 shares issued to bridge lenders) at a price of $5.00 per share, providing the Company with net proceeds of approximately $3,950,000 after deducting underwriting discounts and commissions of approximately $779,000 and offering costs of approximately $1,021,000. Proceeds from the offering have been used to repay $1,500,000 in loans to unaffiliated third parties and $285,000 for working capital requirements. The remaining balance of net proceeds will be used for capital equipment purchases, repayment of notes to a stockholder and working capital requirements.

    At September 30, 1997 the Company had an accumulated deficit of $3,505,809 compared to an accumulated deficit of $1,325,593 at December 31, 1996. Net loss for the three and nine months ending September 30, 1997 was $514,734 and $2,180,216, respectively, compared to a net loss of $189,000 and $438,520 for the comparable periods in 1996. Management does not expect the Company to attain profitability in 1997.

    At September 30, 1997 the Company had two outstanding notes payable. One note payable provides for borrowings under a foreign line of credit up to 750,000 PS ($1,210,000 U.S.) plus cash on deposit with the bank with an interest rate of 1.5% over the bank's prime rate (7 1/4% as of November 11, 1997). Amounts outstanding on the note are secured by substantially all Apollo's assets. Amounts outstanding under the note payable were $779,000 and $738,000 as of September 30, 1997 and December 31, 1996, respectively. The credit facility is due on demand and subject to review on April 30, 1998.

    The second note payable provides for borrowings under a line of credit up to a maximum of $500,000, with an interest rate equal to the bank's prime rate. Amounts outstanding on the line of credit are secured by substantially all assets of Apollo U.S. Amounts outstanding on the note payable were $336,000 and $300,000 as of September 30, 1997 and December 31, 1996, respectively. The line of credit expires on May 31, 1998.

    Management believes that the combination of cash on hand, extending the due dates of the debt agreements, entering into new debt agreements and cash from operations will provide sufficient cash to meet the Company's financial obligations as they come due. However, there can be no assurance that the Company will be able to meet its financial obligations as they come due.

    Net cash used in operating activities was $1,515,079 and $117,221 for the periods ending September 30, 1997 and 1996, respectively. The primary use of cash was to fund the Company's losses.

    Net cash used in investing activities of $4,190,967 was a result of the acquisition of Sierra Materials and Pentiumatics, the purchase of land, building and machinery and equipment at Pentiumatics and machinery and equipment purchases at Apollo.

    Net cash provided by financing activities was $8,603,116 and $140,118 for the periods ending September 30, 1997 and 1996, respectively. The primary source of cash was capital contributions in the initial public offering, the sale of 23% of Pentiumatics to a minority interest and the increase in borrowings for working capital demands.

    The Company continues to consider the acquisition of additional businesses complementary to the Company's business. The Company would require additional debt or equity financing, if it were to engage in a material acquisition in the future.

PART II.  OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In August 1997, the Company borrowed $285,000 from an unrelated third party. At the close of the Initial Public Offering in September, the principal was repaid. Interest was agreed to as 8,000 shares of common stock in the Company to be transferred equally from the Chief Executive Officer and the Chief Operating Officer.

    In September 1997, the Company completed its initial public offering of 1,225,000 shares of common stock (including an exercised underwriter's over-allotment option of 100,000 shares and 75,000 shares issued to bridge lenders) at a price of $5.00 per share, providing the Company with net proceeds of approximately $3,950,000 after deducting underwriting discounts and commissions of approximately $779,000 and offering costs of approximately $1,021,000. Proceeds from the offering have been used to repay $1,500,000 in loans to unaffiliated third parties and $285,000 for working capital requirements. The remaining balance of net proceeds will be used for capital equipment purchases, repayment of notes to a stockholder and working capital requirements.

    On October 31, 1997, the underwriter exercised an additional over-allotment option of 30,000 shares of common stock at a price of $5.00 per share providing the Company with $130,500 after deducting underwriting discounts and commissions of $19,500. The net proceeds will be used for capital equipment purchases, repayment of notes to a stockholder and working capital requirements. The period in which the underwriter may exercise their over-allotment option has expired.

ITEM 5.  OTHER INFORMATION.

    On November 4, 1997, the Company issued a press release announcing plans to acquire Unifiber Corporation. The press release has been attached as a exhibit 10.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Coyote Sports to Acquire Unifiber Corporation press release

                  11.1     Computation of per share loss

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1997                COYOTE SPORTS, INC.

                                        By: /s/ JIM PROBST
                                           --------------------------------
                                           Jim Probst
                                           Chief Operating Officer and Chief
                                           Financial Officer