Form 10KSB40
period 1997-12-31
COYOTE SPORTS INC
filed 1998-03-30
CIK 1040761

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           Transition period from ______________ to ________________

                      COMMISSION FILE NUMBER:  000-23085

                              COYOTE SPORTS, INC.
                (Name of small business issuer in its charter)

           NEVADA                                                88-0326730
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                   2291 Arapahoe Avenue, Boulder, CO  80302
              (Address of principal executive offices, zip code)

Registrant's telephone number including area code:  (303) 417-0942

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $27,685,918.
                                                          -----------

As of March 23, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $13,082,899.

As of March 23, 1998, the number of shares of Registrant's Common Stock, $.001 par value, outstanding was 4,758,004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated April 17, 1998 for the annual meeting of stockholders to be held on May 9, 1998 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format:   Yes [_]  No [X]

                              COYOTE SPORTS, INC.
                                  FORM 10-KSB

                                     INDEX

                                                                            Page
                                                                            ----
PART I


ITEM 1.  BUSINESS.......................................................      2
ITEM 2.  PROPERTIES.....................................................     10
ITEM 3.  LEGAL PROCEEDINGS..............................................     10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     10

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS........................................................     10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................     11
ITEM 7.  FINANCIAL STATEMENTS...........................................     17
ITEM 8.  CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................     36

PART III (Except for the information set forth under "Executive Officers and Key Employees of the Registrant" in Item I and the
         information set forth in Item 13, Part III is incorporated by reference from the Proxy Statement for the Coyote Sports, Inc.
         1997 annual meeting of stockholders)...........................     36

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................     36

SIGNATURES..............................................................     38

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         The Company was incorporated in Nevada on October 24, 1994. The Company's principal offices are located at 2291 Arapahoe Avenue, Boulder, Colorado 80302.

         The Company designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. The Company's products include golf shafts, premium grade steel cycle tubing, and composite ski poles and javelins. The Company also produces graphite and other advanced composite materials for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other sporting goods products. The Company intends to produce extruded aluminum alloys for such products as cycle tubing, ski poles and tennis rackets. The Company manufactures its Apollo golf shafts in its manufacturing facility in Oldbury, England, its Reynolds cycle tubing in Tyseley, England, and graphite and other advanced composite materials in California and intends to manufacture extruded aluminum alloys in Southeast Asia.

         The Company's business objective is to become a leading provider of sports equipment and recreational products. Coyote management intends to build a consolidated group of companies engaged in related and complementary businesses that work together to compete effectively in the sports equipment and recreation
products industry.   The Company intends to continue to purchase companies
within the sports equipment and recreation products industry with experienced management, that have well-established brand names and product lines, and strong engineering and design capabilities. Management intends to strengthen and foster the growth of these companies through the introduction of additional manufacturing capabilities and techniques, expanded sales and marketing efforts and vertical integration of company-wide manufacturing and distribution capabilities. In furtherance of this strategy, as of December 31, 1997, Coyote has acquired sole ownership of three operating companies (i.e. Apollo, Apollo U.S. and Reynolds) and a controlling interest in three other operating companies (i.e. ICE*USA, Sierra Materials and Pentiumatics). On March 19, 1998, the Company acquired sole ownership of a seventh operating company, Unifiber Corporation (Unifiber). Unifiber is a manufacturer and distributor of premium graphite golf shafts.

         The Company's strategies to achieve its objective and facilitate its growth are to: (i) continue to evaluate and acquire businesses compatible with the Company's objective; (ii) expand further into the golf shaft market; (iii) increase the production of golf shafts to the optimal manufacturing plant production output so as to realize cost efficiencies; (iv) shift the manufacturing mix to products with higher value to increase per unit profitability;(v) introduce aluminum alloy cycle tubing and other products through a new manufacturing facility in Southeast Asia;(vi) increase the capacity of the Company's graphite and other advanced composite materials manufacturing facility; and (vii) expand product offerings into new and existing markets.

THE APOLLO GROUP--GOLF PRODUCTS

Apollo Products

         Apollo is the only manufacturer of seamless steel golf shafts in the world. Management believes that the physical integrity of the golf shaft is superior using a seamless tube. For this reason, a seamless tube is usually specified for safety-critical applications, such as power generation plants. Seamless tubes provide a more homogeneous shaft which produces a more consistent product and reduces the potential for structural defects. Seamless tubing also gives more opportunities to use a greater variety of high carbon, high strength alloy steels as compared to welded shafts. Apollo also uses high carbon alloys to maximize strength for golf shafts which are not obtainable in a welded form.

         Apollo manufactures a variety of unique golf shafts tailored to each customer's needs and specifications. Its golf shafts are used by some of the most well known golf club manufacturers. The Company's golf shafts are generally designed and engineered by Apollo in partnership with its club manufacturer customers.

         Apollo also manufactures unique products to meet the needs of the retail after market consisting of the catalog and custom club maker market. For this market, Apollo manufactures a variety of golf shafts. Each variety is available in differing flexes, kick points, torques and weights. Apollo provides a range of innovative, high-quality products designed to maximize the performance of golfers at every skill level. Additionally, Apollo supplies high performance alloy steel tubing for use by Reynolds in the manufacture of cycle frame tubesets and specialized tubing for other uses, such as wheelchairs and javelins.

Apollo Sales and Marketing

         Apollo ranks as a leading shaft manufacturer in the world and has the largest golf shaft manufacturing facility in all of Europe. Management believes that Apollo has a dominant position in the European market for golf shafts. The market for golf clubs, and therefore golf shafts, is driven not only by the growth in the golfing population, but also by the frequency of club purchases, which is determined principally by product innovation. In the United States and Europe, the Company sells and markets its golf shafts through a salaried sales force directly to golf club manufacturers and custom club makers. Apollo's sales force consists of four full time employees in the United States and one full time employee in Europe. Apollo U.S., responsible for U.S. sales, has expanded its sales force to strengthen its sales and marketing efforts for golf shafts. Apollo's investment in promotional activities has succeeded in strengthening its image with new products. Current strategy focuses on the use of Apollo golf shafts by European and U.S. Tour professionals. Apollo's Tour professional conversion program includes one European consultant and two U.S. consultants who follow the professional circuits in order to promote the use of Apollo golf shafts.

Apollo Design, Engineering and  Manufacturing

         The larger golf club manufacturers each require exclusively designed golf shafts for their club systems which comprise golf shafts, heads and grips engineered to work together. Apollo also designs specialty putter golf shafts
which involve a high level of manufacturing complexity.   Apollo has an advanced
test and inspection facility, which uses "in-house" designed test equipment and a computer aided design package for golf shaft design. Apollo U.S. has its own test and inspection laboratory. Considerable technical support is provided to sales by product development engineers, involving frequent customer visits and presentations. Development of manufacturing processes is crucial to new product initiatives and is carried out by a senior development engineer with the support of two development engineers and a design engineer. The Company's manufacturing processes involve a number of specialized processes requiring specific know-how.

         Apollo manufactures its golf shafts in a 132,000 sq. ft. facility in Oldbury, England. The Company owns the land, building and equipment used in manufacturing its golf shafts.

Competition

         The golf shaft market has more than 35 competitors worldwide. The major competitors are Aldila, True Temper, HST, UST, Fujikura, Royal Precision, Nippon Golf, and Grafalloy. The industry is maturing and management anticipates a consolidation will occur over the next several years. In the end, management believes that the number of competitors will be reduced significantly as consolidation within the industry takes place. Technology, price, quality and service will be determining factors.

Market

         Most golf clubs have golf shafts constructed from steel or graphite. Although some other materials are used, they represent an insignificant percent of the total world-wide market. Apollo sells its golf shafts to golf club manufacturers, and in the retail after market to catalogs and custom club makers. According to management estimates, based on invitations to bid, golf shafts represent a total worldwide wholesale market of approximately 60 million units, representing $250 million in gross revenues. The market for steel golf shafts has decreased over the last ten years due to the introduction of graphite golf shafts. With the acquisition of Unifiber, the Company is in a position to continue as a leader in the golf shaft industry.

         Sales of golf equipment is highly seasonal with models traditionally introduced in October and phased out by September of the following year. Selling concentration is somewhat weighted towards the first half of the year, when component purchase decisions are made for the following season. Larger manufacturers place orders by schedule for future delivery, but as much as 40% of Apollo U.S.'s sales can be generated by spot sales for immediate delivery to small and medium sized assemblers.

         According to the National Golf Foundation, U.S. golfers spend more than $15 billion a year on equipment, related merchandise and playing fees. World demand for golf shafts is forecast to grow from 55.6 million golf shafts in 1996 to 59.0 million golf shafts in 1998 in line with the increase in the golfer population in the U.S.A. The European golfer population has grown 56% from 1.6 million in 1988 to 2.5 million in 1995 and is forecast to grow to 2.9 million by 1998. According to the United States Golf Association, golf is played today by people from all walks of life. Approximately 43% of all golfers come from households headed by professionals or managers and another approximately 38% come from homes headed by blue-collar and clerical workers. The remaining approximately 19% consists of retirees and other persons. The U.S. golfer population currently stands at approximately 25 million players, of which approximately 11 million are core golfers, those who play 8 or more rounds per year. Of these core golfers, approximately 5 million play 25 or more rounds per year. Approximately 48% of all golfers are between the ages of 18 and 39. Senior golfers (over age 50) make up approximately 26% of the golf population.

Acquisition of Unifiber Corporation

         On March 19, 1998, the Company acquired Unifiber, a manufacturer of premium graphite golf shafts. Unifiber manufactures a variety of unique golf shafts tailored to each customer's needs and specifications. Its golf shafts are used by some of the most well known golf club manufacturers including Callaway, Lynx and Goldwin.

         Similar to Apollo, Unifiber's golf shafts are generally designed and engineered by Unifiber in partnership with its club manufacturer customers. Unifiber has advanced design test equipment and a computer aided design package for golf shaft design. Considerable technical support is provided to sales by product development engineers, involving frequent customer visits and presentations. Development of manufacturing processes is crucial to new product initiatives and is carried out by the engineering department with help from the research and development group. The Company's manufacturing processes involve a number of specialized processes requiring specific know-how. Unifiber manufactures its golf shafts in a 56,000 square foot facility it leases in San Diego, CA.

         With Apollo and Unifiber, the Company has a solid foundation to build a world class golf shaft business capable of meeting all the needs of its valuable OEM customer base.


REYNOLDS CYCLE TECHNOLOGY LIMITED--CYCLE PRODUCTS

Reynolds Products

         Reynolds and its predecessor businesses have been manufacturing steel tubing for high end bicycle frames for 99 years. Reynolds' cycle tubing has been used in the winning bike in 27 of the last 39 Tour De France races. Currently, Reynolds has under contract the U.S.A. National Road Racing Team (which generally comprises a significant portion of the U.S.A. Olympic Team), the Saturn Racing Team and the Shaklee Racing Team. Using Reynolds cycle tubing, these teams have consistently finished within the top five places in the U.S.A. and within the top ten places worldwide. Through Reynolds' strong brand name and reputation for innovation Reynolds has established itself as a supplier to many major OEM customers including, alphabetically, such brands as GT Bicycle, Inc., Kona Bicycles USA, Raleigh Bicycle Company, Ltd., and Trek Bicycle Corp.

     Reynolds produces cycle tubing for a wide variety of cycle applications. The tubing is used for road racing bicycles, road track bicycles and time trial bicycles, competition touring bicycles, all-terrain bicycles and tandems. Reynolds shares its research and development function with its main steel tubing supplier, Apollo. Through this joint effort, the Reynolds 853(TM) /631(TM) "Air Hardened" products were developed. These products give an exceptional weight to strength and stiffness ratio not normally seen with conventional steel alloys that is achieved by a unique air hardening process that concentrates the stiffness in the frame geometry and strength in the joint, where it is most needed. Reynolds cycle tubes are all manufactured from high quality alloy steels, which also contributes to the high strength and stiffness to weight ratio. In addition to the 853(TM)/631(TM) products, Reynolds also manufactures its 753(TM) /531(TM) manganese molybdenum series and its 725(TM)/525(TM) and its 501(TM)/500(TM) chrome molybdenum series tubesets. The higher the number the higher the tensile strength and stiffness to weight ratio. Accordingly, the 853(TM) gives the greatest tensile strength and stiffness to weight ratio and the greatest performance features of tubesets in Reynold's product line.

Reynolds Sales and Marketing

         In the U.S. and Europe, sales and marketing is accomplished using a salaried sales force located in Elk Grove Village, Illinois for its U.S. sales and in its Tyseley, England factory for its European sales. The design engineers work closely with the Reynolds sales staff and the OEM customers. Reynolds markets its product line through advertising in several cycling trade journals. Reynolds plans to introduce a line of aluminum cycle tubes in 1998, through the Pentiumatics facility in Southeast Asia, targeting its marketing at the premium branded aluminum cycle tube market.

Reynolds Design, Engineering and Manufacturing

         Reynolds currently manufactures its tubesets in a 20,000 square foot leased facility in Tyseley, England. The Company designs unique tubesets or various pieces of a frame set to the specifications of its customers.
Typically, the tubesets are bid and specified twelve months before the actual production of the cycle takes place. For example, in early 1997, the design and engineering team at Reynolds was prototyping tubes sets for 1998 models. Once specified into a specific bike model, manufacturing the tubeset is accomplished by a series of cold forming, butting, heat treating and manipulations. The engineers at Reynolds work closely with the design teams of its customers to ensure compliance with tight tolerances and quality specifications.

         In the future, the Company plans to expand its manufacturing into Southeast Asia for both aluminum and steel. This will provide a competitive advantage to increase market share primarily with the U.S. OEM customers as a significant amount of cycle manufacturing is done in Southeast Asia.

Reynolds Competition

         The majority of branded cycle tubing is supplied by six manufacturers worldwide. Easton is a U.S. based manufacturer, specializing in aluminum; Columbus is an Italian-based manufacturer, primarily using steel; Dedacciai is an Italian-based manufacturer, primarily using steel; True Temper, is a U.S. based manufacturer, primarily using steel; Tange, is a Japanese based manufacturer, primarily using steel; and Reynolds, a U.K. based manufacturer primarily using steel and is planning to introduce an aluminum cycle tubing product line.

Market

         According to the 1995 Interbike industry report, more than 100 million Americans of all ages rode bicycles in 1993, which was up from approximately 72 million in 1983. The worldwide cycle industry produces approximately 108 million bicycles annually. Of those, 86% (93 million) are utility, low price point bikes sold primarily in low income countries for transportation at under $200 per cycle. Approximately 9% (10 million) of all bicycles sold fall in the $200 to $400 range. While in general these bikes use lower cost steel and are sold through mass merchants for recreational use, there are some examples of branded components appearing on the higher end of these models. Approximately 5% (5 million) of all bicycles sold are sold for greater than $400, mainly through specialist dealer networks. The latter models are Reynolds' targeted market since these bikes are sold on a combination of performance, tensile strength, endurance, brand and price to sports and recreation enthusiasts with above average income and education levels. Both bicycle brands and branded components tend to predominate in this segment, as potential purchasers will research competing specifications. In addition, the specialist dealer network also sells high margin after market accessories (for example, stems, seat posts, and wheels). These items often provide over 40% of the cycle revenue to the specialist dealer and represent a market into which Reynolds can extend its brand through introduction of new products. Geographically, the major markets for the top 5% of bicycles sold are Western Europe and the U.S., while the largest producers are physically in Taiwan and Italy. Management believes that the tubeset market in which it competes has annual revenues of approximately $50 to $100 million worldwide. This includes steel, aluminum, titanium and carbon fiber. Steel and aluminum tubesets account for approximately 90% of such annual revenues.

SIERRA MATERIALS--ADVANCED COMPOSITE MATERIALS

Products

         Sierra Materials produces three primary types of finished advanced composite materials, consisting of unidirectional pre-impregnated tape, made primarily from carbon fiber and fiberglass; solvent coated impregnated tape, primarily woven fiberglass and Kevlar(TM); and carbon fiber laminates and molded products. Sierra Materials' current customer base is comprised exclusively of commercial product manufacturers. The majority of Sierra Materials' customers are manufacturers of sporting goods. Because carbon fiber is as strong and durable as metal but much lighter and more versatile, it is used in many sporting goods applications where weight and performance are critical factors. Some typical uses for products made of carbon fiber which combine the features of strength, durability and lightness, include backpack frames, snowshoes, sailboat masts, golf shafts, bicycles, hockey sticks, ski poles, tennis rackets, tent poles, and other products where weight and strength are primary concerns. The Company's finished composite materials are principally sold in rolls, sheets or in granular or chopped forms and are subsequently incorporated by Sierra Materials' customers into manufactured products.

         Over the last two decades, there has been significant growth in the use of graphite and other advanced composite materials as a result of improvements in applications engineering, advances in composites technology and declining costs to the customer in manufacturing final products.

Sierra Materials Engineering, Design and Manufacturing

         The most common method of advanced composites fabrication involves the use of prepreg. This is a term given to preimpregnated materials, either unidirectional fiber material or woven fabrics impregnated with resins. The raw graphite comes into the factory in the form of a spool of yarn, where each strand of yarn has between 1,000 to 50,000 filaments, depending on the specifications ordered. The unidirectional prepreg is manufactured by spreading these thousands of filaments (carbon or fiberglass) onto a resin coated paper and by using pressure and heat, impregnating the filaments with the resin. Both types of materials are sold in roll form to meet specific customer requirements for size and weight. The woven fabric prepreg is manufactured primarily of fiberglass, carbon fiber or Kevlar(TM).

         Sierra Materials intends on entering into a new lease and expanding its capacity in 1998 through a $2.5 million capital expenditure program to be completed by the third quarter of 1998.

Sales and Marketing

         The composite materials market can be broken down into three segments: raw materials suppliers, such as suppliers of carbon fiber and resins; converters (prepreggers), such as Sierra Materials, which convert the raw materials into a useable state; and end users, such as golf club shaft manufacturers, which form the prepreg into a finished product. While some companies, such as the golf shaft manufacturer Aldila, have integrated into producing its own pre-preg materials, very few companies have fully integrated from basic materials to end product.

Competition

         There are approximately 24 suppliers of carbon fiber prepreg worldwide. Large suppliers include ICI Fiberite, Inc., Toray Composites America, Hexcel Corp., Cytec Engineered Materials, Inc. and Newport Adhesive and Composites, Inc. Currently, Toray Composites America, Hexcel and Newport all have parent companies which own fiber manufacturing facilities.

ICE--SKI PRODUCTS

General

The Company is in discussions to restructure or change the original agreement entered into to acquire the intangible assets used to establish ICE. As of March 23, 1998, under the agreement to acquire the intangible assets used to establish ICE, the Company was in payment default of approximately $100,000. The Company received written notice of such default on March 17, 1998 and has 30 days to cure its default. If a new agreement is not entered into within 30 days, the Company will relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name. Management believes it is probable that a new agreement will not be entered into and the Company will relinquish the rights to the intangible assets.

Products

          ICE is a distributor of premium composite ski poles. Traditionally, most ski poles have been manufactured from extruded aluminum alloys. In recent years, graphite ski poles have been introduced and have grown in unit sales each year. As in most sporting goods categories, the use of carbon fiber composites is growing due primarily to lighter weight, superior strength and greater
versatility.   Helmets were introduced in 1997 and the Company plans on
introducing new aluminum and composite snow products through ICE in 1998.

Sales and Marketing

          The Company employs independent sales representatives to sell and promote its products to approximately 450 specialty shops in the United States, Canada and Japan. The ICE brand of ski poles has one of the highest average retail prices in the industry. The ICE ski pole is a premium product and is
marketed as such.   During the 1996-1997 ski season,  ICE had approximately 3%
of the unit market share and approximately 6% of the dollar market share for specialty shops in the United States according to the March 1997 U.S. Ski and
                                                                 ------------
Snowboard Industry Report.  ICE has a limited presence in chain stores.
-------------------------

Industry

          According to the February 1996 issue of American Demographics
                                                  ---------------------
Magazine, more than 10 million Americans aged seven and older participated in
--------
downhill skiing in 1994, making it the nation's most popular winter sport.   The
period between 1988 and 1994 was not a good one for the ski industry with both the number of skiers and the percent who ski at least once a year, declining. However the introduction of the new "shaped" ski's in 1995-1996 has had a very positive impact on the industry as a whole. As a consequence, the sale of Alpine skis rose 36.6% during the 1996-1997 season compared against 1995-1996. Total retail spending on snow sports rose 17.4% to approximately $2 billion (source Sporting Goods Intelligence-- May 12, 1997).

Competition

          Major competitors, in alphabetical order, are Goode Ski Technologies, Kerma Ski Poles, Leki USA, Scott USA and Smith Sport Optics, Inc. Of these, the Company views Leki and Kerma as its major competitors in the high technology, high priced composite ski pole market.

PENTIUMATICS-- PROPOSED EXTRUDED ALUMINUM ALLOYS FACILITY

          In April of 1997, the Company purchased all of the outstanding shares of Pentiumatics for approximately $200,000 cash. At that time, Pentiumatics was an existing Malaysian company that owned no significant assets other than certain contract rights to purchase land and equipment. Subsequent to the Company's initial purchase, the Company contributed approximately $2.2 million to Pentiumatics for stock in order to assist Pentiumatics in acquiring land and buildings at a cost of approximately $3,200,000 and equipment at a cost of approximately $670,000. The land and equipment purchases and buildings' construction contract were entered into with unaffiliated third parties. The Company intends to use these assets to build and operate an aluminum extrusion factory. In July of 1997, Insular Mart Sbn., Bhd., a Malaysian company ("Insular") contributed additional funds to Pentiumatics to finalize the above transactions, resulting in an ownership of 23% by Insular and 77% by the Company.

          It is the Company's expectation that a 30,000 square foot factory will be completed in 1998. The Company anticipates that a significant percentage of this new plant's output will be used by Reynolds and ICE. In addition the Company plans to produce other extruded aluminum parts for regional manufacturers of sports equipment.

          The addition of Pentiumatics is expected to enhance the Company's strategy by adding extruded aluminum alloy to its manufacturing base. This would mean that the Company could produce steel tubing, graphite and other advanced composite materials and extruded aluminum alloys. These are the main materials used in most sporting goods products worldwide. If the Company is successful in completing the construction of the factory, the Company would be in a position to be vertically integrated in all the main materials used in the manufacturing of golf shafts, cycle tubing and ski poles, the main businesses of the Company. There can be no assurance that the Company will finish the construction of the aluminum extrusion factory or that the Company will produce extruded aluminum alloy.

GOVERNMENT REGULATIONS

     UNITED KINGDOM

          Apollo and Reynolds are established in England and are, accordingly, subject to the laws of the European Community and those of England and Wales with regard to their activities generally. These laws relate to employment, including, for example, employee rights against unfair dismissal and discrimination on the basis of race, sex or disability, taxation, company administration, consumer protection and planning matters. Specific regulations which apply to Apollo and Reynolds as manufacturing companies include:

         Environment. The activities of Apollo and Reynolds are regulated by the Environmental Protection Act of 1990. This Act requires Apollo to obtain licenses to carry out its nickel coating process for golf shafts and to produce, store and dispose of industrial waste of various descriptions. In addition, consent is required from the local rivers authority under the Water Resources Act of 1991 and The Water Industry Act of 1991 regarding discharge of overflow water from its property into the public sewers. The Company believes it is currently in compliance with all licenses and consents. When the Environment Act of 1995 is fully implemented, the relevant authority will have significantly increased powers to order persons and companies to clean contaminated land. However, these increased powers may only be exercised if the contamination poses a serious risk to health or property. No cleanup proceedings have been threatened against Apollo and Reynolds, nor are such proceedings anticipated.

         Health and Safety. The principal United Kingdom statute is the Health and Safety At Work Act of 1974 ("Health and Safety Act"), which imposes a duty on employers to maintain "a safe system of work." This obligation is supplemented by various regulations requiring employers to establish procedures for assessing hazards to safety and for reducing or eliminating risk. Apollo and Reynolds have regular contact with the Factory Inspectorate, the statutory body which administers the Health and Safety At Work Act of 1974. No proceedings are in existence or threatened against the United Kingdom companies by the Factory Inspectorate.

         Although management believes it is currently in compliance with the above regulations, the Company's future operations could expose it to the risk of claims with respect to environmental matters. Although compliance with governmental requirements relating to the protection of the environment has not had a material adverse effect on the Company's financial condition or results of operations to date, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

     UNITED STATES

         Environmental Regulations. The Company's operations which are located in the United States, including ICE, Sierra Materials, Apollo U.S. and Unifiber, are subject to governmental, environmental and health and safety laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. These laws include, for example, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Clean Air Act, as amended, and the Resource Conservation and Recovery Act of 1976, as amended. Management believes the Company is in compliance with United States environmental laws and regulations. Although compliance with governmental requirements relating to the protection of the environment has not had a material adverse effect on the Company's financial condition or results of operations to date, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

EMPLOYEES AND CONSULTANTS

         As of December 31, 1997, the Company had 325 full time employees. With the acquisition of Unifiber, the Company will have 555 full time employees and 50 temporary employees. The Company intends to hire additional employees as may be required to support expansion of the Company's operations.

         There are three different unions that have collective bargaining agreements with Apollo and Reynolds. All hourly paid Apollo employees and 18 hourly paid Reynolds employees are members of a union. Several union agreements apply to all hourly employees of both companies.

         Except for the Hourly Paid Agreement, which is negotiated annually, there are no termination dates to the above agreements. The above agreements continue to apply until otherwise renegotiated between the parties. Management believes that the relationship with its employees is good.

Executive Officers of the Registrant:

         The executive officers of the Company as of March 23, 1998 are as follows:

         Mel S. Stonebraker, Chief Executive Officer and Chairman of the Board -- Mr. Stonebraker is a co-founder of the Company and has been an officer and director of the Company since its incorporation in 1994. From 1983 to 1994, Mr. Stonebraker was International Business Development Manager for Schuller International Corporation, a wholly owned subsidiary of Manville Corporation. In that position, he was responsible for corporate activities throughout the Pacific Rim countries. He was a resident in Singapore from 1984 to 1989.

         James M. Probst, President and Director--Mr. Probst is a co-founder of the Company and has been an officer of the Company since February 1995. From 1986 to 1995, Mr. Probst was employed by Schuller International Corporation, a wholly owned subsidiary of Manville Corporation. During that time, Mr. Probst held several positions ranging from research and development Engineer to Business Manager of a unit with approximately $30 million in revenues.

         James A. Pfeil, Vice President, Operations--Mr. Pfeil joined the Company in May 1997 as Vice President, primarily responsible for overseeing ICE, Sierra Materials and Pentiumatics. From May 1995 to May 1997, Mr. Pfeil was Vice President of Operations of Cobra Golf, Inc., a wholly-owned subsidiary
of American Brands.   From May 1992 to May 1995, he was Vice President, General
Manager of West Coast Composites, a wholly owned subsidiary of Cobra Golf, Inc. West Coast Composites manufactures all of the graphite golf shafts used by Cobra Golf, Inc. From May 1990 to May 1992 he was Materials Manager for Cobra Golf, Inc. From 1985 to 1990 he worked as a consultant with over 100 clients dealing with manufacturing issues and assisting in materials requirement planning ("MRP") system implementations.

         John Paul McNeill, Chief Financial Officer--Mr. McNeill joined the Company in July 1997 as Controller. From 1996 to 1997, Mr. McNeill was Assistant Controller of Cobra Golf, Inc., a wholly-owned subsidiary of American Brands. Prior to his position at Cobra Golf, Inc., he spent four years as a certified public accountant with Ernst & Young LLP, one year in the United Kingdom and three years in San Diego, California. Mr. McNeill is knowledgeable in both U.S. and U.K. generally accepted accounting principles.

INTELLECTUAL PROPERTY

         The Company's success depends and will continue to depend in part on the goodwill associated with its various trademarks, including `APOLLO", ACCULITE", "MATCHFLEX", "MASTERFLEX", "SHADOW", "FLARE SHAFT" and others. The Company has sought and obtained trademark registrations, or has applications currently pending, for these and other marks in the United States through the United States Patent and Trademark Office and for a portion of these marks in many foreign countries as well.

         The Company owns no issued patents which relate to its technology or products. As to the golf shafts produced and sold by the Company, there is one currently pending application for a patent in Great Britain which relates to producing frequency-matched shafts from a universal blank.

         The Company has certain confidential and proprietary information including confidential information relating to the operation of the Company's business, sales and customer information, supplier information and certain portions of the manufacturing process which may be proprietary. While the Company has taken reasonable steps to safeguard such information, there can be no assurance that the steps that have been and are taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

RESEARCH AND DEVELOPMENT

         Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products amounted to approximately $783,000 for the year ended December 31, 1997 compared to $220,000 in 1996.

ITEM 2 - PROPERTIES

         The Company's executive offices are located in Boulder, Colorado pursuant to a month to month lease. Apollo operates its golf shaft manufacturing in a facility in Oldbury, England, which is a heavy industrial area. The Company owns the land, building and equipment used in manufacturing
its steel golf shafts.   Apollo U.S. operates a 8,153 square foot facility in
Elk Grove Village, Illinois, pursuant to a lease which expires January 31, 2000. ICE operates in a leased 1,000 square foot facility in Heber City, Utah. Sierra Materials conducts its manufacturing operations out of a 10,284 sq. ft. facility in San Diego, California, pursuant to a sublease which expires in February 1999. Sierra Materials intends on relocating its manufacturing operations to a 35,000 sq. ft. facility in San Diego, California beginning in the third quarter of 1998. Unifiber conducts its manufacturing operations out of a 60,000 sq. ft. facility in San Diego, California pursuant to a lease which expires in December 2000.

ITEM 3  LEGAL PROCEEDINGS

         There are no material pending legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 10, 1998, the stockholders voted by majority consent to approve the Coyote Sports, Inc. 1998 Stock Option Plan (Plan). The number of votes cast in favor of the Plan were 2,800,000 and the total number of abstentions were 1,273,000. An information statement was sent out to stockholders about the approval of the 1998 Stock Option Plan.

         On February 10, 1998, the stockholders voted by majority consent to approve the Amendment to the Coyote Sports, Inc. 1997 Stock Option Plan (1997
Plan). The Amendment increased the total available stock options under the 1997 Plan from 500,000 to 1,000,000. The number of votes cast in favor of the Amendment to the 1997 Plan were 2,800,000 and the total number of abstentions were 1,273,000. An information statement was sent out to stockholders about the approval of the Amendment to the 1997 Stock Option Plan.


                                    PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

         The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "COYT". The Company completed its initial public offering on September 18, 1997. The following table outlines the high and low sales prices for each of the last two quarters the Company has been publicly traded.

                          Period                     High        Low
                          ------                    -------     ------

               Quarter ended September 30, 1997     6  1/4      5 3/16
               Quarter ended December 31, 1997      5 13/16     4

         The Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future.

         On March 19, 1998 there were approximately 830 holders of record of the Company's Common Stock, and the closing price of the Company's Common Stock on NASDAQ was $6 5/16.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.

HIGHLIGHTS

1997 was a busy year at Coyote Sports, Inc. The Company saw record revenues, made two acquisitions and completed its Initial Public Offering.

         . Revenues grew to $27.7 million, a 407% increase from $5.5 million in 1996.
         .  The Company acquired:
            . Sierra Materials, a manufacturer of advanced composite graphite materials in the United States.
            . Pentiumatics, anticipated future manufacturer of extruded aluminum in Southeast Asia.

In the first quarter of 1998, the Company made additional progress in becoming a leading provider of recreational products and sports equipment by acquiring Unifiber Corporation (Unifiber), a manufacturer of high end graphite golf shafts. The addition of Unifiber doubles the Company's market share in the golf shaft business and positions the Company as one of the top manufacturers of golf shafts in the world.

RESULTS OF OPERATIONS

Results of operations includes primarily discussions of operations subsequent to the acquisition of Apollo, Reynolds, Apollo U.S., ICE, Sierra Materials and Pentiumatics. Accordingly, as discussed in greater detail below, these acquisitions have resulted in material increases in the Company's net sales, cost of goods sold and operating expenses and loss for the year ended December 31, 1997 in comparison to the year ended December 31, 1996. Apollo, Reynolds, Apollo U.S. and ICE were acquired in September 1996. In March and April of 1997 the Company acquired its interest in Sierra Materials and Pentiumatics, respectively.

The Company's results of operations could be materially adversely affected by the traditional volatility in consumer demand for specific golf club brands.
The Company also believes that while it will often be impossible to predict such shifts in advance, the Company's broad range of customers should reduce the extent of the impact on the Company's financial results. Traditionally, the Company has focused its attention on the original equipment manufacturer (OEM) market. The Company plans to continue devoting a majority of its research and development efforts on developing innovations for the OEM market which today represents a large portion of the Company's sales. The Company believes that its strong presence in the OEM market has helped to position it as a leader in the design, development and manufacture of golf shafts. The Company believes that its strong historical position with respect to OEM manufacturers gives it credibility in the retail after market as well.

YEARS ENDED DECEMBER 31, 1997 AND 1996

The Company had revenues of $27,686,000 for the year ended December 31, 1997, of which $8,870,000 were from UK operations and $18,816,000 were from U.S. operations. The Company had revenues of $5,453,000 for the year ended December 31, 1996, of which $2,499,000 were from UK operations and $2,954,000 were from U.S. operations. The Company's golf shaft business accounted for approximately 67% and 91% of the Company's revenue for the years ended December 31, 1997 and 1996, respectively. Golf shafts are manufactured and distributed by Apollo, and in 1998 will also be manufactured and distributed by Unifiber.

No one customer accounted for more than 10% of the Company's sales for the year ended December 31, 1997.

The Company had gross profit of $5,574,000 for the year ended December 31, 1997, compared with $1,284,000 for the year ended December 31, 1996. Gross margins fell from 23% in 1996 to 20% in 1997 primarily due to the addition of Sierra Materials in April 1997 which historically has had lower gross margins than the Company's other operating entities, inventory write offs at ICE*USA and graphite shaft manufacturing costs incurred by Apollo. To improve margins, the Company commenced a $2.5 million capital expansion project in the fourth quarter of 1997 at Sierra Materials to increase capacity and improve operating efficiencies. In addition, the Company closed its graphite shaft manufacturing facility in El Cajon, California in the fourth quarter. Graphite golf shafts are expected to be manufactured more efficiently at Unifiber.

The Company's operating expenses increased to $8,243,000 for the year ended December 31, 1997 compared to $2,308,000 for the comparable period in 1996. Operating expenses as a percentage of revenue fell from 42% in 1996 to 30% in 1997 as a result of full year's effect of having Apollo and Reynolds in 1997. The Company intends on further decreasing operating expenses as a percent of sales in 1998. However, there can be no assurance operating costs as a percent of sales will decrease in 1998.

The Company incurred an operating loss of $2,669,000 for the year ended December 31, 1997 compared to an operating loss of $1,024,000 for the comparable period in 1996.

Interest expense for the year ended December 31, 1997 was $473,000 compared to $35,000 in 1996. The increase in interest expense is primarily the result of the Company's credit facilities in the United States, the United Kingdom, interest on the remaining purchase obligation for ICE and interest expense on two promissory notes with bridge lenders which were repaid in September 1997.

The Company enters into certain forward currency exchange contracts to hedge its exposures to changes in currency exchange rates primarily between the U.S. dollar and the U.K. pound sterling. The Company incurred a loss of $179,000 on forward currency exchange contracts for the year ended December 31, 1997, compared to a gain of $127,000 in 1996.

The Company incurred a charge of $934,000 for the year ended December 31, 1997 by writing down the intangible assets associated with the ICE*USA trade name and customer list. The Company received written notice of its payment default of approximately $100,000 and is in discussions to restructure or change the original agreement entered into to acquire the intangible assets used to establish ICE. If a new agreement is not entered into, the Company will relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name. Management believes it is probable that a new agreement will not be entered into and the intangible assets will be returned to the previous owners. Consequently, the Company wrote down the intangible assets in the fourth quarter of the year ended December 31, 1997.

The Company entered into two secured promissory notes with Bridge Lenders in 1997 for $1,500,000 and two short term unsecured promissory notes with other lenders in 1997 for $800,000. For the year ended December 31, 1997, the Company incurred $617,000 in debt financing costs excluding interest in connection with these notes. No such transactions took place in the year ended December 31, 1996 in connection with those notes.

The Company recorded an income tax benefit of $281,000 for the year ended December 31, 1997 primarily as a result of losses generated by Apollo in the
United Kingdom and recapturing previously paid income taxes  in 1997.   A
portion of Apollo's current year losses were offset against taxes paid in 1997 on 1996 income and a portion will be utilized to offset future taxable income in the United Kingdom. No such income tax benefits existed for the year ended December 31, 1996.

The Company incurred a net loss of $4,168,000 for the year ended December 31, 1997 or a net loss of $1.22 per share compared to a net loss of $938,000 or $0.27 per share for the comparable period in 1996.

In order to become profitable, the Company must increase sales while effectively managing costs. Profitability depends to a large extent on management's ability to increase sales, reduce operating expenses, outsource the manufacturing of lower end graphite shafts, more efficiently utilize existing plant capacities at Apollo and Reynolds, expand manufacturing capacity at Sierra Materials, commence manufacturing at Pentiumatics, and by acquiring companies whose businesses would be complementary to, and compatible with, the existing business of the Company's subsidiaries. Management expects the Company to attain profitability in the second quarter of 1998. There can be no assurance that the Company will be able to achieve these goals or attain profitability in the second quarter of 1998 or in the future.

Inflation has not had a significant impact on the Company's operations during the two year period ended December 31, 1997.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales. The 1996 data is attributable to Apollo, Reynolds, Apollo U.S., ICE and general corporate expenses and the pro forma 1996 data reflects the pro forma combined results of those entities as though the acquisitions were effective January 1, 1996. The December 31, 1997 data is attributable to Apollo, Reynolds, Apollo U.S., ICE, Sierra Materials, Pentiumatics and general corporate expenses. The pro forma 1997 data reflects the combined results of those entities and of Sierra Materials and Pentiumatics as though the acquisitions were effective January 1, 1997. Pro forma results are not indicative of future results of the combined entities.

------------------------------------------------------------------------------------------------
                                                   YEAR ENDED                 YEAR ENDED
                                                December 31, 1997         December 31,  1996
------------------------------------------------------------------------------------------------
                                            HISTORICAL    PRO FORMA     HISTORICAL    PRO FORMA
------------------------------------------------------------------------------------------------
Net sales                                      100%           100          100          100
------------------------------------------------------------------------------------------------
Cost of goods sold                             (80)           (80)         (77)         (76)
------------------------------------------------------------------------------------------------
Gross profit                                    20             20           23           24
------------------------------------------------------------------------------------------------
Operating expenses                             (30)           (29)         (42)         (29)
------------------------------------------------------------------------------------------------
Operating loss                                 (10)            (9)         (19)          (5)
------------------------------------------------------------------------------------------------
Interest expense                                (2)            (2)          (1)          (1)
------------------------------------------------------------------------------------------------
Gain (loss) on forward exchange contracts
and currency options, net                       (1)            (1)           3            -
------------------------------------------------------------------------------------------------
Write down of intangible assets                 (3)            (3)           -            -
------------------------------------------------------------------------------------------------
Debt financing costs                            (2)            (2)           -            -
------------------------------------------------------------------------------------------------
Loss before income taxes and minority
 interests                                     (18)           (17)         (17)          (6)
------------------------------------------------------------------------------------------------
Income tax benefit (expense)                     1              1            -           (1)
------------------------------------------------------------------------------------------------
Minority interests  , net                        2              1            -            -
------------------------------------------------------------------------------------------------
     Net loss                                  (15)%          (15)         (17)          (7)
------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997; and, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997.

SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The cumulative translation adjustment is the Company's only component of comprehensive income. The Company currently plans to adopt this statement in fiscal 1998.

SFAS No. 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performance. The Company is currently analyzing the various requirements of this statement in order to determine what additional disclosures, if any, will be required. The Company plans to adopt this statement in fiscal 1998.

SEASONALITY

As a result of the Company's present operations being primarily dependent upon Apollo sales, management expects for the foreseeable future that the Company's business will remain seasonal. The Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf shafts, the Company's primary product. The Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the spring and summer months. The success of certain customers' products, patterns of product introduction, and customer acceptance thereof, coupled with generally increasing overall demand for golf shafts, may mitigate the impact of this seasonality.

THE YEAR 2000 ISSUE

The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. However, based on the current systems in place which are predominantly readily available commercial packages, management believes that the reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. Management has not yet definitively assessed the year 2000 compliance expense and related potential effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a loss of $4,168,000 for the year ended December 31, 1997 and $938,000 for the year ended December 31, 1996.

As of December 31, 1997 the Company had six outstanding notes payable. The notes payable are broken out by operating entity and discussed below.

Parent

On December 18, 1997, the Company entered into a $400,000 unsecured note payable with an individual. As of December 31, 1997, $400,000 was outstanding under this note payable. The unsecured note payable is due April 18, 1998.

Apollo

One note payable provides for borrowings under a foreign line of credit up to 750,000 PS ($1,234,000 U.S.) with an interest rate of 1.5% over the bank's prime rate. Amounts outstanding on the note are secured by substantially all Apollo's assets. At December 31, 1997, the Company was not in compliance with the credit limit and had borrowings of 790,000 PS ($1,307,000 U.S.) outstanding. The lender waived the breach and the Company complied with the credit limit on January 7, 1998. The credit facility is due for renewal March 31, 1998, when the Company intends to renew this credit faciltiy on similar terms to what the bank historically provided. However, there can be no assurance that the bank will renew this credit facility.

In March 1997, the Company entered into an agreement with a lender to advance loans secured by trade receivables. As of December 31, 1997, $347,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Apollo U.S.

A note payable provides for borrowings under a line of credit up to a maximum of $500,000, with an interest rate equal to the bank's prime rate. Amounts outstanding on the line of credit are secured by substantially all assets of Apollo U.S. At December 31, 1997, $500,000 was outstanding. In January 1998, the Company repaid the remaining balance on this line of credit and entered into a new Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent secured by substantially all assets of Apollo U.S. Advances are guaranteed by Sierra Materials, ICE and the parent company. Advances are calculated on a daily basis and based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years.

Sierra Materials

In March 1997, the Company assumed two Loan and Security Agreements in the acquisition of Sierra Materials. One agreement provides for borrowings under a line of credit up to a maximum of $500,000, with an interest rate equal to the
lender's prime rate plus one percent.   As of December 31, 1997, $336,429 was
outstanding under this line of credit. Amounts outstanding on the line of credit are secured by substantially all assets of Sierra Materials. The second agreement is a term loan with an interest rate equal to the lender's prime rate plus one and one-half percent secured by machinery and equipment. As of December 31, 1997, $162,499 was outstanding under the term loan.

Under the two agreements, at December 31, 1997, $612,814 in cash was restricted and held as collateral by the lender against long-term debt obligations and $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

In January 1998, the Company repaid the remaining balances on both of the assumed agreements at Sierra Materials and entered into a new Loan and Security Agreement with another lender. The $612,814 in restricted cash at December 31,
1997 was released.   The new agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., ICE and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and
inventories.   Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years.

In the fourth quarter of 1997, the Company commenced a $2,500,000 capital expansion project to be financed in part by the $2,100,000 capital equipment term loan. The capital expansion project is scheduled to be completed in the third quarter of 1998.

-----

Management believes that the combination of cash on hand of $726,000, restricted cash on hand of $703,000, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

Net cash used in operating activities was $4,238,000 and $1,122,000 in 1997 and 1996, respectively. The primary uses of cash were to fund the Company's losses. Cash received from capital contributions from the two primary stockholders of the Company and cash received from the Initial Public Offering were partially used to fund the Company's losses.

Net cash used in investing activities of $4,260,000 in 1997 and $5,046,000 in 1996 were principally for the purchase of property, plant and equipment in 1997 and the acquisitions of businesses in 1996.

Net cash provided by financing activities was $8,919,000 and $6,231,000 in 1997 and 1996, respectively. The primary sources of cash were capital contributions by one of the Company's prior stockholders and proceeds from the Company's Initial Public Offering. The Company also increased certain amounts payable to banks and other lenders.

On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock. Under the terms of the Agreement, the previous owners have the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17. In addition, the Company has agreed to pay the previous owner $100,000 a year for the next five years for a not to compete agreement in which the previous owner will not own, manage, operate, be employed at or be connected to in any manner any business of the type conducted by Unifiber. The Agreement provides for an earnout in the event that Unifiber's financial performance for the calendar year ending December 31, 1998, results in net income before income taxes equal to $1,750,000. The earnout ranges from $500,000 to $2,000,000 based upon net income before income taxes of $1,750,000 to $2,500,000. Based on historical operating results and forecasted operating results, management does not expect to pay any amount of the earnout.

On March 19, 1998, the Company entered into an unsecured Loan and Security Agreement (Agreement) with a Lender for $6,000,000, with an interest rate of 12% payable once a quarter, with principal due September 19, 1999. The proceeds were primarily used in connection with the acquisition of Unifiber Corporation on March 19, 1998. The Agreement is secured by the Company's co-founders' (The Company's CEO and the President) shares of Common Stock. Under the terms of the agreement, the Company issued 163,265 shares of the Company's Common Stock in
connection with the Agreement.   In the event that on March 19, 1999 any
principal of the Loan remains unpaid and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on March 19, 1999 on the Nasdaq Market ( Aggregate First Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate First Anniversary Reset Value. In the event that on September 19, 1999, the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on September 19, 1999 on the Nasdaq Market ( Aggregate Second Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Second Anniversary Reset Value and any consideration received in connection with the First Anniversary Reset Value. In the event that the Loan is prepaid in full prior to the Maturity Date and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on the Nasdaq Market ( Aggregate Prepayment Date Reset Value) on the date of prepayment is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Prepayment Date Reset Value.

The Company continues to consider the acquisition of additional businesses complementary to the Company's business. The Company may require additional debt or equity financing, if it were to engage in a material acquisition in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS

Certain written and oral statements made or incorporated by reference from time to time by Coyote Sports, Inc., its subsidiaries, its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by Coyote Sports, Inc. with the S.E.C., including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following: adverse international, national and local general economic and market conditions, general decreases in consumer spending for sports equipment and recreational products, intense competition, including entry of new competitors, increased or adverse governmental regulation, inadequate capital, unexpected costs, lower revenues and net income than forecasted, loss of significant customers, price increases for raw materials, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, labor disputes, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, adverse currency exchange rates, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact Coyote Sports, Inc.'s business and financial performance. Moreover, Coyote Sports, Inc. operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Coyote Sports, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS
COYOTE SPORTS, INC.:

We have audited the accompanying consolidated balance sheets of Coyote Sports, Inc. and subsidiaries (Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coyote Sports, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Boulder, Colorado
March 23, 1998

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                          ------------------------------
                                                                              1997               1996
                                                                          -----------         ----------
ASSETS
Current assets:
   Cash and equivalents                                                   $   726,290            305,006
   Restricted cash                                                            702,814                  -
   Trade receivables, less allowance for doubtful
       accounts: 1997 $390,000 ;1996 $340,000                               3,778,483          2,681,626
   Receivables from related parties                                                 -             91,418
   Inventories                                                              3,582,194          3,931,718
   Tax refund receivable                                                      227,000                  -
   Prepaid expenses and other current assets                                  212,130            245,623
                                                                          -----------         ----------
       Total current assets                                                 9,228,911          7,255,391

Property, plant and equipment,  net                                         7,546,284          3,541,747
Intangible assets, net                                                              -          1,001,771
Other assets, net                                                              90,058                  -
                                                                          -----------         ----------
                                                                          $16,865,253         11,798,909
                                                                          ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                          $ 2,705,928          1,038,000
   Current portion of long term debt                                          452,237                  -
   Accounts payable                                                         3,204,234          2,687,427
   Accrued expenses                                                         1,413,362            823,077
   Current portion of obligation payable under purchase agreement              87,000             87,000
   Current portion of related party notes payable                                   -             22,291
   Taxes payable                                                                    -            638,000
                                                                          -----------         ----------
       Total current liabilities                                            7,862,761          5,295,795
                                                                          -----------         ----------

Long-term debt, net of current portion                                        202,644                  -
Obligation payable under purchase agreement, net of current portion           728,000            728,000
Related party notes payable, net of current portion                           600,340            112,861
Deferred tax liability                                                        362,000            426,000
                                                                          -----------         ----------
       Total liabilities                                                    9,755,745          6,562,656

Minority interests in net assets of subsidiaries                              396,874            209,688
Stockholders' equity (deficit):
   Preferred stock, $.001 par value. Authorized 4,000,000
     shares, none issued                                                            -                  -
   Common stock, $.001 par value. Authorized 25,000,000
     shares; issued and outstanding, 3,855,000 at
     December 31, 1997 and 3,450,000 at December 31, 1996                       3,855              3,450
   Additional paid-in capital                                              12,664,642          6,136,288
   Accumulated deficit                                                     (5,493,167)        (1,325,593)
   Foreign currency translation adjustment                                   (462,696)           212,420
                                                                          -----------         ----------
       Total stockholders' equity                                           6,712,634          5,026,565
                                                                          -----------         ----------
Commitments and contingencies
                                                                          $16,865,253         11,798,909
                                                                          ===========         ==========

         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years ended December 31,
                                                 ---------------------------

                                                     1997            1996
                                                 ------------     ----------
Net sales                                        $ 27,685,918      5,453,117
Cost of goods sold                                (22,111,617)    (4,168,665)
                                                 ------------     ----------
  Gross profit                                      5,574,301      1,284,452

Operating expenses                                 (8,243,325)    (2,308,141)
                                                 ------------     ----------

  Operating loss                                   (2,669,024)    (1,023,689)

Other income (expense):
  Interest expense                                   (473,402)       (34,897)
  Interest income                                      16,534              -
  Gain (loss) on forward exchange contracts
     and currency options, net                       (179,000)       126,570
  Loss on relinquishment of assets                   (933,790)             -
  Debt financing costs                               (617,156)             -
                                                 ------------     ----------

  Loss before income taxes
    and minority interests                         (4,855,838)      (932,016)

Income tax benefit                                    281,273              -
Minority interests in
  subsidiaries' income and losses, net                406,991         (5,938)
                                                 ------------     ----------

Net loss                                         $ (4,167,574)      (937,954)
                                                 ============     ==========

Basic and diluted loss per share                 $      (1.22)         (0.27)
                                                 ============     ==========

Shares used in calculating
  per share amounts                                 3,426,945      3,450,000
                                                 ============     ==========

         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Preferred stock      Common stock                                  Foreign          Total
                                       ---------------   ------------------   Additional                  currency     stockholders'
                                                                               paid-in      Accumulated  translation      equity
                                       Shares   Amount   Shares      Amount    captial       deficit     adjustment      (deficit)
                                       ------   ------   ---------   ------   ----------   -----------   -----------   -------------
BALANCES AT JANUARY 1, 1996               -     $  -     3,450,000   $3,450      352,473      (387,639)          -          (31,716)
Contributed capital                       -        -          -         -      5,783,815           -             -        5,783,815
Net loss                                  -        -          -         -            -        (937,954)          -         (937,954)
Foreign currency translation
     adjustment                           -        -          -         -            -             -         212,420        212,420
                                       ------   ------   ---------   ------   ----------   -----------   -----------   -------------
BALANCES AT DECEMBER 31, 1996             -        -     3,450,000    3,450    6,136,288    (1,325,593)      212,420      5,026,565

Contributed capital                       -        -          -         -      2,211,045           -             -        2,211,045
Stock returned to the Company for
     cancellation                         -        -      (850,000)    (850)         -             -             -             (850)
Sale of common stock, net of
     issuance costs                       -        -     1,180,000    1,180    3,973,634           -             -        3,974,814
Stock and warrants issued pursuant
     to contractual obligations           -        -        75,000       75      343,675           -             -          343,750
Net loss                                  -        -          -         -            -      (4,167,574)          -       (4,167,574)
Foreign currency translation
     adjustment                           -        -          -         -            -             -        (675,116)      (675,116)
                                       ------   ------   ---------   ------   ----------   -----------   -----------   -------------
BALANCES AT DECEMBER 31, 1997             -     $  -     3,855,000   $3,855   12,664,642    (5,493,167)     (462,696)     6,712,634
                                       ======   ======   =========   ======   ==========   ===========   ===========   =============


         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31,
                                                                       --------------------------------------
                                                                             1997                  1996
                                                                       ---------------        ---------------
Cash flows from operating activities:
    Net loss                                                           $    (4,167,574)              (937,954)
    Income charges (credits) not affecting cash:
      Depreciation and amortization                                            489,517                 46,179
      Deferred tax liability                                                   (64,000)                     -
      Loss on relinquishment of assets                                         933,790                      -
      Minority interests in subsidiaries' income and losses, net              (406,991)                 5,940
    Changes in operating assets and liabilities:
      Restricted cash                                                         (702,814)                     -
      Trade receivables                                                       (795,628)             1,640,799
      Receivables from related parties                                          91,735                      -
      Inventories                                                              778,487               (822,656)
      Tax refund receivable                                                   (227,000)                     -
      Prepaid expenses and other current assets                                 87,120               (215,860)
      Accounts payable                                                        (180,426)              (137,696)
      Accrued expenses                                                         564,112               (763,530)
      Taxes payable                                                           (638,000)                63,000
                                                                       ---------------        ---------------
           Net cash used in operating activities                            (4,237,672)            (1,121,778)
                                                                       ---------------        ---------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                               (3,968,624)               (25,105)
    Other assets                                                               (99,012)                     -
    Acquisition of businesses, net of cash acquired of $5,000
      in 1997 and $114,759 in 1996                                            (192,634)            (5,020,546)
                                                                       ---------------        ---------------
         Net cash used in investing activities                              (4,260,270)            (5,045,651)
                                                                       ---------------        ---------------
Cash flows from financing activities:
    Proceeds from notes payable                                              1,006,247                375,000
    Borrowings on long term debt                                               739,781                      -
    Payments on notes payable                                                 (414,926)                     -
    Borrowings on related party notes payable                                  465,188                 71,703
    Sale of interest in Pentiumatics                                           594,177                      -
    Capital contributions                                                    6,528,759              5,783,815
                                                                       ---------------        ---------------
         Net cash provided by financing activities                           8,919,226              6,230,518
                                                                       ---------------        ---------------
Effect of exchange rate changes on cash                                              -                212,420
                                                                       ---------------        ---------------
         Increase in cash and equivalents                                      421,284                275,509
Cash and equivalents at beginning of the year                                  305,006                 29,497
                                                                       ---------------        ---------------
Cash and equivalents at end of the year                                $       726,290                305,006
                                                                       ===============        ===============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                      $       355,867                 23,000
                                                                       ===============        ===============

         Income taxes                                                  $       257,000                      -
                                                                       ===============        ===============


         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

NATURE OF BUSINESS

Coyote Sports, Inc. and subsidiaries (the Company), designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. The Company's products include golf shafts (under the name Apollo), premium grade steel cycle tubing (under the name Reynolds), and composite ski poles (under the name ICE USA). The Company also produces graphite and other advanced composite materials (under the name Sierra Materials) for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other products. The Company intends to produce aluminum extruded alloys (under the name Pentiumatics) for such products as cycle tubing, ski poles and tennis rackets. The Company sells its golf shafts and bicycle frame tubes in wholesale markets and to assemblers of finished products primarily in the United States and Europe, its ski poles to retail shops throughout the United States and its advanced composite materials to manufacturers in the United States and Southeast Asia. The Company's golf shaft business accounted for approximately 67% and 91% of the Company's net sales for the years ended December 31, 1997 and 1996, respectively. If the demand for golf products were to experience a significant change it could have a significant impact on the Company's financial performance.

The Company, in addition to the businesses described above, plans to expand its existing product lines into other sporting good product lines in the future. The Company plans to develop some of these products internally, as well as, acquiring companies with existing products lines that complement the Company's product lines.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all subsidiaries in which a controlling interest is held, including Apollo Sports Technologies, Limited (Apollo), Apollo Golf, Inc. (Apollo U.S.), Reynolds Cycle Technology, Limited (Reynolds), Cape Composites, Inc., a wholly-owned subsidiary of Sierra Materials, LLC (which collectively are referred to herein as Sierra Materials), ICE*USA LLC (ICE) and Pentiumatics Sdn. Bhd. (Pentiumatics). All significant intercompany balances and transactions have been eliminated in consolidation.

LIQUIDITY

The Company incurred losses of $4,167,574 and $937,954 for the years ended December 31, 1997 and 1996, respectively. A note payable to a bank as of December 31, 1997 is up for review March 31, 1998. On January 9, 1998, the Company entered into two new lending agreements increasing the Company's borrowing capacity.

The Company is in discussions to restructure or change the original agreement entered into to acquire the intangible assets used to establish ICE. As of March 23, 1998, under the agreement to acquire the intangible assets used to establish ICE, the Company was in payment default of approximately $100,000. The Company received written notice of such default on March 17, 1998 and has 30 days to cure its default. If a new agreement is not entered into within 30 days, the Company will relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name. Management believes it is probable that a new agreement will not be entered into and the Company will relinquish the rights of the intangible assets.

Management believes that the combination of projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

CASH AND EQUIVALENTS


Cash and equivalents represent cash and money market account investments.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from 3 to 20 years.

INTANGIBLE ASSETS

Intangible assets represented trade names of approximately $765,000 and customer lists of approximately $254,000 under ICE and were being amortized on a straight-line basis over the expected periods to be benefited of 15 years. Accumulated amortization was $85,000 and $17,000 as of December 31, 1997 and 1996, respectively, before the intangible assets were written down on December 31, 1997. The Company reviews the impairment of intangible assets as well as other long lived assets whenever changes in circumstances indicate the carrying amounts of such assets may have been impaired.

The Company is in discussions to restructure or change the original agreement entered into to acquire the intangible assets used to establish ICE. As of March 23, 1998, under the agreement to acquire the intangible assets used to establish ICE, the Company was in payment default of approximately $100,000. The Company received written notice of such default on March 17, 1998 and has 30 days to cure its default. If a new agreement is not entered into within 30 days, the Company will relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name. Management believes it is probable that a new agreement will not be entered into and the Company will relinquish the rights of the intangible assets. Consequently, in the fourth quarter of 1997 the Company wrote down the intangible assets and the operating assets, including inventory, under ICE to their net realizable value.

REVENUE RECOGNITION

The Company recognizes sales upon shipment to customers.

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against operations in 1997 and 1996 were approximately $783,000 and $220,000, respectively, which are included in operating expenses.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

ADVERTISING

The Company expenses advertising costs when incurred. Advertising expenses recognized in the years ended December 31, 1997 and 1996 were approximately $622,000 and $335,000, respectively, and are included in operating expenses.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in stockholders' equity (deficit). The foreign currency translation adjustment in 1997 is due to the devaluation of the Malaysian Ringgit relative to the U.S. dollar and is recorded as a corresponding decrease to property, plant and equipment.

DERIVATIVES

The Company enters into forward foreign exchange contracts or currency options in order to reduce the impact of currency fluctuations between the U.S. dollar and the British Pound. Anticipated, but not yet firmly committed transactions and related receivables and payables may be hedged through the use of forward exchange contracts and options. Foreign currency exchange contracts are marked to market at the end of each accounting period and corresponding gains and losses are recognized in other income (expense). Premiums paid on purchased options are recognized as expense when the option is purchased and any gains are recognized in operations when the option is exercised.

LOSS PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 requires earnings per share to be reported as basic earnings per share, which uses the weighted average number of common shares outstanding, and diluted earnings per share, which assumes conversion of all potentially dilutive securities. The Company has adopted this standard as of the year ended December 31, 1997 and has restated loss per share for all earlier periods presented herein.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  ACQUISITIONS

On September 18, 1996, the Company acquired three affiliated entities, TI Apollo Limited, a United Kingdom company, TI Reynolds 531 Limited, a United Kingdom company, and Apollo Golf, Inc., a United States company (the "Apollo Entities") and a manufacturing facility for total consideration of 3,284,702 Pound Sterling
(PS) ($5,135,305 U.S.) in cash. The transaction was accounted for by the purchase method. The purchase price was allocated to monetary current assets and liabilities and the remainder to property, plant and equipment, which

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(2)  ACQUISITIONS (CONTINUED)

resulted in property, plant and equipment allocated at less than the appraised value. Accordingly, no goodwill was recorded from this acquisition. According to the purchase agreement, the seller has indemnified the Company for five years for any environmental obligations and related costs up to 500,000 PS.

Based on an independent environmental evaluation, no charges are expected to be incurred in conjunction with remediation of this property. Therefore the indemnification is not considered to be an asset and was not included in the purchase price allocation by the Company.

On March 27, 1997, the Company established a new entity, Sierra Materials, LLC (Sierra). Sierra is 80% owned by the Company and 20% owned by two individuals. Sierra was established to acquire Cape Composites, Inc. (d/b/a Sierra Materials). Sierra Materials is a supplier of graphite and other advanced composite materials for use in the sports and recreational markets. The acquisition of Sierra Materials coincided with the formation of Sierra on March 27, 1997. The transaction was accounted for by the purchase method, with the assumption of approximately $650,000 in outstanding debt and the operations of Sierra have been included in the Company's consolidated financial statements from March 27, 1997 forward. No cash was paid and no goodwill was recorded as a result of this acquisition.

On April 1, 1997, the Company acquired all of the outstanding stock of Pentiumatics Sdn. Bhd. (Pentiumatics), a Southeast Asian entity whose principal operations have not commenced. The principal operations of Pentiumatics will be the extrusion of various metals which will be sold to third parties, primarily for the manufacture of sporting goods. The acquisition has been accounted for by the purchase method. Consideration for Pentiumatics was approximately $200,000 cash and no goodwill was recorded.

The following unaudited pro forma financial information for the years ended December 31, 1997 and 1996 present the combined results of operations of the Company, the Apollo Entities and Sierra Materials as if the acquisitions had occurred as of the beginning of 1996, after giving effect to certain adjustments, including amortization of intangible assets, reduced depreciation expense, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, the Apollo Entities and Sierra Materials constituted a single entity during such periods.


                                             YEARS ENDED DECEMBER 31,
                                            --------------------------
                                                1997         1996
                                            -----------    -----------
                                                    (UNAUDITED)

        Net sales                           $ 28,618,866    24,079,726
                                            ------------    ----------
        Net loss                            $ (4,193,284)   (1,591,628)
                                            ------------    ----------
        Basic and diluted loss per share    $      (1.22)        (0.46)
                                            ------------    ----------


Also, on September 18, 1996, the Company entered into an agreement to acquire certain assets of Expedition Trading Company, L.L.C., a Utah Limited Liability Company (Expedition). The Company established ICE*USA LLC, a Colorado Limited Liability Company (ICE), in order to purchase certain intangible assets from Expedition in exchange for consideration of $1.5 million, in the form of a note, and a 20% interest in ICE. The negotiated terms of the transaction provided that the Company would own an 80% interest in ICE and Expedition would own a 20% interest.

The $1.5 million obligation is payable to Expedition over six years, and has been discounted at 15%. The present value is approximately $934,000 at December 31, 1997. Expedition is entitled to receive a minimum payment of $100,000 per year and a maximum of $200,000 per year through 2002. Annual payment amounts are based on ICE sales. In 2003, the Company must pay Expedition $1.5 million, less all amounts previously paid under the agreement. The Company is in discussions to restructure or change the original agreement entered into to acquire the intangible assets used to establish ICE.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(2)  ACQUISITIONS (CONTINUED)

As of March 23, 1998, under the agreement to acquire ICE, the Company was in payment default of approximately $100,000. The Company received written notice of default on March 17, 1998 and has 30 days to cure its default. If a new agreement is not entered into within 30 days, the Company will relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name.

(3)  RESTRICTED CASH

At December 31, 1997, $612,814 in cash was restricted and held as collateral by Merrill Lynch against long-term debt obligations and $90,000 in cash was restricted and held as collateral against a standby letter of credit with Union Bank of California to secure an operating lease obligation. In January 1998, the Company entered into a new lending agreement and the cash held as collateral by Merrill Lynch was released.

(4)  INVENTORIES

Inventories consist of the following:

                                                       DECEMBER 31,
                                               -------------------------
                                                  1997          1996
                                               -----------   -----------

        Raw materials and supplies             $   845,469       804,113
        Work-in-process                          1,034,927     1,082,239
        Finished goods                           2,414,362     2,661,366
                                               -----------   -----------
                                                 4,294,758     4,547,718
        Valuation allowance                       (712,564)     (616,000)
                                               -----------   -----------
                                               $ 3,582,194     3,931,718
                                               ===========   ===========

(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

                                                       DECEMBER 31,
                                               -------------------------
                                                  1997          1996
                                               -----------   -----------
        Land                                   $ 2,909,638       816,000
        Buildings                                  147,933       110,000
        Machinery and equipment                  4,935,224     2,628,302
        Furniture and fixtures                      38,785        19,122
                                               -----------   -----------
                                                 8,031,580     3,573,424
        Less accumulated depreciation             (485,296)      (31,677)
                                               -----------   -----------
                                               $ 7,546,284     3,541,747
                                               ===========   ===========

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(6)  NOTES PAYABLE

Notes payable consist of the following:

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             1997        1996
                                                                                          ----------   ---------
        Note payable under line of credit, variable interest rate of 1.5 %
          over the bank's prime rate (8.5% at December 31, 1997),
          Interest payable quarterly                                                      $1,307,000     738,000
        Note payable under line of credit, variable interest rate equal to the bank's prime rate (8.5% at December 31, 1997),
          Interest payable monthly                                                           500,000     300,000
        Note payable to individual with interest payable as
          10,000 shares of the Company's common stock                                        400,000           -
        Note payable under line of credit, variable interest rate of 1.0 %
          over the lender's prime rate (9.5% at December 31, 1997),
          Interest payable monthly                                                           336,429           -
        Note payable under term loan, variable interest rate of 1.5% over the lender's prime rate (10.0% at December 31, 1997),
          Interest payable monthly                                                           162,499           -
                                                                                          ----------   ---------
                                                                                          $2,705,928   1,038,000
                                                                                          ==========   =========

In September 1996, the Company entered into a Credit Facility Agreement (credit facility) which provides for borrowings under a foreign line of credit up to 750,000 PS ($1,234,000 U.S.). The credit facility also provides for borrowings of up to 400,000 PS ($658,000 U.S.) for spot and forward foreign exchange transactions and borrowings of up to 120,000 PS ($197,000 U.S.) for customs bonds. Amounts outstanding on the credit facility are secured by substantially all Apollo's and Reynold's assets. As of December 31, 1997, the Company was not in compliance with the credit limit and had borrowings of 790,000 PS ($1,307,000 U.S.) outstanding. The lender waived the breach and the Company complied with the credit limit on January 7, 1998. The credit facility is due for renewal at March 31, 1998, when the Company intends to renew this credit facility. Management believes that it will be renewed on similar terms to what the bank historically provided. However, there can be no assurance that the bank will renew this credit facility.

In December 1996, the Company entered into a Loan and Security Agreement which provides for borrowings under a line of credit up to a maximum of $500,000. Amounts outstanding on the line of credit are secured by substantially all assets of Apollo Golf, Inc. and is available through May 1998. As of December 31, 1997, $500,000 was outstanding under this line of credit.

On December 18, 1997, the Company entered into a $400,000 unsecured note payable with an individual. As of December 31, 1997, $400,000 was outstanding under this note payable. The unsecured note payable is due on April 18, 1998.

In March 1997, the Company assumed two Loan and Security Agreements in the acquisition of Sierra Materials. One agreement provides for borrowings under a line of credit up to a maximum of $500,000, with an interest rate equal to the
lender's prime rate plus one percent.   As of December 31, 1997, $336,429 was
outstanding under this line of credit. Amounts outstanding on the line of credit are secured by substantially all assets of Sierra Materials and is available through February 1999. The second agreement is a term loan with an interest rate equal to the lender's prime rate plus one and one-half percent secured by machinery and equipment. As of December 31, 1997, $162,499 was outstanding under the term loan. The term loan expires in March 2000. Both of these Loans were repaid in January 1998 (See Note 16).

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

(7)  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                                                              1997          1996
                                                                                          -----------   -----------
        Note payable secured by accounts receivable, variable interest rate of 1.75% over the lender's base rate (9.0% at December 31,
          1997), interest payable  monthly                                                    347,000             -
        Capital lease obligations                                                             375,023             -
                                                                                          -----------   -----------
        Total                                                                                 722,023
          Less interest on capital lease obligations                                           67,142             -
        Less current portion                                                                  452,237             -
                                                                                          -----------   -----------
                                                                                          $   202,644             -
                                                                                          ===========   ===========

In March 1997, the Company entered into an agreement with a lender to advance loans secured by trade receivables. As of December 31, 1997, $347,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Certain debt agreements restrict the payment of dividends on common stock.

Annual maturities of long-term debt are as follows: 1998: $452,237, 1999:
$122,246, 2000: $80,397.

At December 31, 1997, equipment includes items under capital leases with book values of $445,000 and accumulated amortization of $22,000.

(8)  INCOME TAXES

Income tax expense (benefit) is comprised of the following:


                                                       DECEMBER 31,
                                               -------------------------
                                                  1997          1996
                                               -----------   -----------
        Current:
          United States:
            Federal                            $         -             -
            State                                        -             -
           United Kingdom                         (217,273)      (16,000)
                                               -----------   -----------
                                                  (217,273)      (16,000)
                                               -----------   -----------
        Deferred:
          United States:
            Federal                            $         -             -
            State                                        -             -
           United Kingdom                          (64,000)       16,000
                                               -----------   -----------
                                                   (64,000)       16,000
                                               -----------   -----------
                                               $  (281,273)            -
                                               ===========   ===========

The current tax benefit for the year ended December 31, 1997 relates to a refund attributable to losses in 1997 that will be carried back against previously paid income taxes in the United Kingdom.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(8)  INCOME TAXES (CONTINUED)

Actual income tax expense (benefit) differs from the amounts computed using the U.S. statutory tax rate of 34% as follows:

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                           1997          1996
                                                                       -----------   -----------
        Computed tax benefit at the expected statutory rate            $(1,651,000)     (317,000)
        Increase (decrease) in income taxes resulting from:
          State tax, net of federal benefit and state tax credits          (88,437)      (27,000)
          Increase in valuation allowance in the U.S.                    1,107,000       371,000
          Increase in valuation allowance in the UK                        170,000        43,000
          Difference between UK and U.S. tax rates                          37,719             -
          Partial relief for UK losses carried back                         50,698             -
          Foreign exchange adjustments not deductible for UK
          Tax purposes                                                      75,918             -
          Other, net                                                        16,829       (70,000)
                                                                       -----------   -----------
               Income tax benefit                                      $  (281,273)            -
                                                                       ===========   ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                           1997          1996
                                                                       -----------   -----------
        Deferred tax assets:
          Net operating loss carryforwards                             $ 1,642,000       480,000
          Bad debts and inventory allowances                               232,000       111,000
          Other accruals and reserves                                       72,000             -
                                                                       -----------   -----------
               Total deferred tax assets                                 1,946,000       591,000
        Valuation allowance                                             (1,834,000)     (557,000)
                                                                       -----------   -----------
               Net deferred tax assets                                     112,000        34,000
                                                                       -----------   -----------
        Deferred tax liability  difference in book and tax
          basis of property, plant and equipment                          (474,000)     (460,000)
                                                                       -----------   -----------
               Net deferred tax liability                              $  (362,000)     (426,000)
                                                                       ===========   ===========

At December 31, 1997, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $3,832,000 and net operating loss carryforwards for United Kingdom income tax purposes of $676,000. United Kingdom loss carryforwards have no expiration. Domestic net operating loss carryforwards are available to offset future federal taxable income and expire in the following years:


        2009                                        $    16,000
        2010                                            366,000
        2011                                            904,000
        2012                                          2,546,000
                                                    -----------
                                                    $ 3,832,000
                                                    ===========

At December 31, 1997, management believes it is more likely than not that the Company will not realize the benefits of a substantial portion of its deferred tax assets and, accordingly, has recognized a valuation allowance.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(9)  COMMON STOCK

In July 1997, the Company retired 850,000 shares of common stock.

In September 1997, the Company completed its initial public offering of 1,255,000 shares of common stock (including an exercised underwriter's over-allotment option of 130,000 shares and 75,000 shares issued to bridge lenders) at a price of $5.00 per share, providing the Company with net proceeds of approximately $3,970,000 after deducting underwriting discounts and commissions of approximately $780,000 and offering costs of approximately $1,150,000.

In 1997, the board of directors adopted, and stockholders approved, Coyote Sports, Inc. 1997 Stock Option Plan (Plan). The Plan provides for the grant of options to purchase up to 500,000 shares of the Company's Common Stock that are intended to qualify as either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Plan to persons who, in the case of Incentive Stock Options, are employees (including officers of the Company or its subsidiaries), or, in the case of Nonstatutory Stock Options, are employees (including officers of the Company or its subsidiaries), non-employee directors or consultants of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has full discretionary authority, subject to certain restrictions, to determine the number of shares for which Incentive Stock Options and Nonstatutory Stock Options may be granted and the individuals to whom, and the times at which, and the exercise prices for which options will be granted.

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which defines a fair value method of accounting for employee stock options or similar equity instruments and encouraged, but did not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

The Company has elected not to adopt the fair value method and applies APB Opinion 25 and related interpretations in accounting for its plan and, accordingly, no compensation expense has been recognized for its stock options. However, as required by SFAS No. 123 , the Company has provided the pro-forma disclosures of the value of options granted, all of which were granted during fiscal year 1997, using the Black-Scholes option pricing model. The assumptions used for valuing stock option grants were a risk-free interest rate of 6%, no dividend yield, a volatility of 30% and a weighted average expected life of the options of three years.

For the year ended December 31, 1997, the fair value of options granted was approximately $665,000, which would have been recognized on a straight line basis over the vesting period of the options. The weighted-average fair value per share of options granted in 1997 was $1.37.

If the Company had accounted for stock options issued to employees in accordance with SFAS No. 123, the Company's net loss, pro forma net loss, net loss per share and pro forma net loss per share would have been as follows:


                                                 December 31, 1997
                                            --------------------------
                                             Net loss   Loss per share
                                            ----------  --------------

        As reported                         $4,167,574      $(1.22)
        Pro forma                           $4,223,500      $(1.23)


The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net loss and loss per share for future years as options vest over several years.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(9)  COMMON STOCK (CONTINUED)

The following summarizes the stock option transactions under the Plan discussed above:

                                                              Weighted average
                                                              ----------------
                                                      Shares    option price
                                                     --------   ------------
        Options outstanding January 1, 1997                 -           -
          Granted                                     487,000      $ 5.11
          Exercised                                         -           -
          Terminated                                        -           -
        Options outstanding at December 31, 1997      487,000      $ 5.11
        Options exercisable at December 31, 1997            -           -


All options were granted from September 18, 1997 to December 31, 1997. All of the options expire seven years from the grant date or September 18, 2004 through December 31, 2004 and have a weighted average remaining contracted life of 6.8 years.

The Company issued 250,000 warrants exercisable for an aggregate of 125,000 shares of Common Stock. These warrants are exercisable beginning March 18, 1998 through September 18, 2000 at an exercise price of $7.50 per share. The warrants are subject to redemption at $7.50 by the Company if the closing high bid price of the Common Stock exceeds $11.25 during a period of at least 20 out of 30 trading days and if certain other conditions are satisfied.

The Company issued to the Underwriters in connection with the Initial Public Offering 105,000 warrants exercisable to purchase 105,000 shares of Common Stock at $6.25 per share. The warrants are exercisable from September 18, 1998 through September 18, 2002. The warrants contain anti-dilution provisions.

(10)  RELATED PARTIES

The minority stockholders of Pentiumatics have made loans to the Company of
2,323,298 Malaysian Ringgits ($600,340) at December 31, 1997.   The notes bear
interest at 5 percent with principal and interest due July 25, 2002.

(11)  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases for offices and equipment that expire in various years through 2001. Lease expense on operating leases amounted to approximately $270,000 and $61,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1997, future minimum lease payments by year for operating leases are as follows:


        1998                             $ 229,000
        1999                               161,000
        2000                                73,000
        2001                                 6,000
                                         ---------
                                         $ 469,000
                                         =========

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Substantially all of the employees of Apollo and Reynolds are unionized under various contracts which are periodically renegotiated.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED)

Apollo and Reynolds have an exclusive supply contract with a steel tube supplier which supplies essentially all the steel for golf shaft and bicycle tube processing. The agreement establishes the price for annual periods but does not require the Company to purchase specified units or pounds. If the supplier ceased shipping steel tubing to the Company, the Company would have to contract with other steel tubing suppliers. In the opinion of management, changing suppliers would not have a material adverse effect on the Company's results of operations or liquidity.

(12)  EMPLOYEE BENEFIT PLANS

Two of the Company's subsidiaries participate in a defined benefit pension plan. The plan provides defined benefits to substantially all salaried and hourly employees in the two subsidiaries in the United Kingdom. Amounts charged to pension expense and contributed to the plan in 1997 and 1996 were $739,000 and $208,000, respectively. In accordance with the purchase agreement with the previous owner, assets must be transferred from the previous employer's defined benefit pension plan to the Company's defined benefit plan. The asset transfer will be equal to the benefit obligation for the Company's employees based upon an actuarial report to be performed as of the transfer date. The plan administrator has not finalized the value of the assets to transfer into the Company's plan. Thus, the fair value of the plan assets and the projected benefit obligation of the plan have not yet been determined. At the time of acquisition, the previous owner's pension plan assets exceeded the projected benefit obligation. The assets are to be transferred in 1998.

The Company has two voluntary contribution plans. The two plans are available to substantially all salaried and hourly employees of Apollo and Reynolds. Company contributions to the two plans totaled $9,000 for the year ended December 31, 1997. The Company did not have any voluntary contribution plans in 1996.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments equals the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of certain of the Company's financial instruments, including trade receivables and accounts payable approximate fair value because of their short maturity. The fair value of notes payable and long term debt approximate the carrying values because of the short maturity of these instruments and because the instruments generally bear interest at variable interest rates which approximate market rates.

(14) FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that dollar cash flows resulting from the sale of products in the U.S. will not be adversely affected by changes in exchange rates. A significant portion of cost of goods sold and operating expenses are denominated in the British pound by the Company's steel shaft and tubing factories in the United Kingdom. The Company seeks to manage the impact of foreign currency fluctuations between the U.S. dollar and the British pound. The Company does not hold or issue financial instruments for trading purposes.

The fair value of the Company's foreign exchange contracts is estimated based on quoted market prices of comparable contracts.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(14) FINANCIAL RISK MANAGEMENT AND DERIVATIVES (CONTINUED)

The counterparty to these transactions is a major financial institution in the United Kingdom with investment grade or better credit ratings. However, this does not eliminate the Company's exposure to credit risk with the institution. The credit risk is generally limited to the realized gains in such contracts should the counterparty fail to perform as contracted. As a result, the Company considers the risk of counterparty default to be minimal.

(15) OPERATING INFORMATION BY GEOGRAPHIC REGION

The geographic distribution of the Company's revenue, identifiable assets and operating income (loss) are summarized in the following table:

                                                    Year ended December 31,
                                                ------------------------------
                                                    1997                1996
        Revenue:                                -------------    -------------
          United States                         $  18,815,918        2,953,975
          Europe                                    8,870,000        2,499,142
          Asia/Pacific                                      -                -
                                                -------------    -------------
                                                $  27,685,918        5,453,117
                                                =============    =============
        Operating income (loss)
          United States                         $    (655,235)         212,713
          Europe                                   (1,225,000)        (722,000)
          Asia/Pacific                                 (7,251)               -
                                                -------------    -------------
                                                   (1,887,486)        (509,287)
          General corporate expenses                 (781,538)        (514,402)
                                                $  (2,669,024)      (1,023,689)
                                                =============    =============
        Identifiable assets:
          United States, excluding corporate    $   5,668,054        3,698,341
          Europe                                    7,477,000        7,950,943
          Asia/Pacific                              2,522,949                -
          Corporate                                 1,197,250          149,625
                                                -------------    -------------
                                                $  16,865,253       11,798,909
                                                =============    =============

(16)  SUBSEQUENT EVENTS

In January 1998, the Company repaid the remaining balance on a line of credit secured by substantially all assets of Apollo U.S. and entered into a new Loan and Security Agreements with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent secured by substantially all assets of Apollo U.S. Advances are guaranteed by Sierra Materials, ICE and the parent company. Advances are calculated on a daily basis and based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. The Company may not declare or pay any dividends without the written consent of the lender.

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(16)  SUBSEQUENT EVENTS (CONTINUED)

In January 1998, the Company repaid the remaining balance on a line of credit and a term loan secured by substantially all assets of Sierra Materials and entered into a new Loan and Security Agreement with a lender. The new agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus
1.5 percent. Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., ICE and the parent company. Advances are calculated on a daily basis and based on defined eligible accounts
receivable and inventories.   Borrowings on the capital equipment term loan can
not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. The Company may not declare or pay any dividends without the written consent of the lender.

On February 10, 1998, the stockholders voted by majority consent to approve the Amendment to the Coyote Sports, Inc. 1997 Stock Option Plan (1997 Plan). The Amendment increased the total available stock options under the 1997 Plan from 500,000 to 1,000,000.

In March 1998, the board of directors adopted, and stockholders approved, Coyote Sports, Inc. 1998 Stock Option Plan. The plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock that are intended to qualify as either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the plan to persons who, in the case of Incentive Stock Options, are employees (including officers of the Company or its subsidiaries), or, in the case of Nonstatutory Stock Options, are employees (including officers of the Company or its subsidiaries), non-employee directors or consultants of the Company. The plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has full discretionary authority, subject to certain restrictions, to determine the number of shares for which Incentive Stock Options and Nonstatutory Stock Options may be granted and the individuals to whom, and the times at which, and the exercise prices for which options will be granted.

On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock. Under the terms of the Agreement, the previous owners have the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17. In addition, the Company has agreed to pay the previous owner $100,000 a year for the next five years for a not to compete agreement in which the previous owner will not own, manage, operate, be employed at or be connected to in any manner any business of the type conducted by Unifiber. The Agreement provides for an earnout in the event that Unifiber's financial performance for the calendar year ending December 31, 1998, results in net income before income taxes equal to $1,750,000. The earnout ranges from $500,000 to $2,000,000 based upon net income before income taxes of $1,750,000 to $2,500,000. Based on historical operating results and forecasted operating results, management does not expect to pay any amount of the earnout.

The following financial information has been derived from audited March 29, 1997 financial statements of Unifiber Corporation:


Current assets                                        $ 4,100,000
Total assets                                            6,527,000
Current liabilities                                     5,599,000
Shareholder's deficit                                   1,699,000
Revenue                                                23,733,000
Net loss                                                  679,000

                      COYOTE SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(16) SUBSEQUENT EVENTS (CONTINUED)

On March 19, 1998, the Company entered into an unsecured Loan and Security Agreement (Agreement) with a Lender for $6,000,000, with an interest rate of 12% payable once a quarter, with principal due September 19, 1999. The Agreement is secured by the Company's co-founders' shares of Common Stock. (The Company's CEO and President.) Under the terms of the agreement, the Company issued 163,265
shares of the Company's Common Stock in connection with the Agreement.   In the
event that on March 19, 1999 any principal of the Loan remains unpaid and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on March 19, 1999 on the Nasdaq Market ( Aggregate First Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate First Anniversary Reset Value.

In the event that on September 19, 1999, the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on September 19, 1999 on the Nasdaq Market ( Aggregate Second Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Second Anniversary Reset Value and any consideration received in connection with the First Anniversary Reset Value. In the event that the Loan is prepaid in full prior to the Maturity Date and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on the Nasdaq Market ( Aggregate Prepayment Date Reset Value) on the date of prepayment is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Prepayment Date Reset Value.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company will file with the Securities and Exchange Commission within 120 days of its year end its definitive proxy statement for the annual meeting of stockholders to be held on May 9, 1998. The information required by this Item with respect to the Company's directors is incorporated herein by reference from such proxy statement. Information called for by this Item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in Item 1 of this Report.

     The information required by Items 10-12 of Part III is incorporated herein by reference in the Company's definitive Proxy Statement dated April 17, 1998 for its annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as exhibits or, where indicated, are incorporated by reference:

     No.             Exhibits
     ---             --------

     3.1 Restated Articles of Incorporation of the Company, as amended, incorporated by reference as Exhibit 3.1 in Form SB-2, No. 333-29077
     3.2 Certificate of Amendment to Articles of Incorporation, incorporated by reference as Exhibit 3.2 in Form SB-2, No. 333-29077
     3.3    Bylaws of the Company, as amended, incorporated by reference as
            Exhibit 3.3 in Form SB-2, No. 333-29077
    10.1 TI Group plc and Apollo Sports Holding Ltd., and Coyote Sports, Inc. Agreement for the sale and purchase of the whole of the issued share capitals of TI Apollo Limited, Apollo Golf, Inc. and TI Reynolds 531 Limited, dated September 18, 1996, incorporated by reference as
            Exhibit 10.1 in Form SB-2, No. 333-29077
    10.2 ICE*USA LLC Agreement between Coyote Sports, Inc. and Expedition Trading Company dated September 18, 1996, incorporated by reference as Exhibit 10.2 in Form SB-2, No. 333-29077
    10.3 Agreement between David B. Abrams, Coyote Sports, Inc. and Mark H. Snyder (regarding Sierra Materials, inc.), dated March 27, 1997, incorporated by reference as Exhibit 10.3 in Form SB-2, No. 333-29077
    10.4 Employment Agreement for Mel S. Stonebraker, incorporated by reference as Exhibit 10.4 in Form SB-2, No. 333-29 077
    10.5 Change of Control Agreement for Mel S. Stonebraker, incorporated by reference as Exhibit 10.5 in Form SB-2, No. 333-29077

    10.6 Employment Agreement for James M. Probst, incorporated by reference as Exhibit 10.6 in Form SB-2, No. 333-29077
    10.7 Change of Control Agreement for James M. Probst, incorporated by reference as Exhibit 10.7 in Form SB-2, No. 333-29077
    10.8 Agreement dated March 1, 1997 between Sportma Corporation Berhad and Apollo Golf, Inc., incorporated by reference as Exhibit 10.8 in Form SB-2, No. 333-29077
    10.9 Paul Andrew Taylor Employment Agreement, incorporated by reference as Exhibit 10.9 in Form SB-2, No. 333-29077
    10.10 1997 Stock Option Plan, incorporated by reference as Exhibit 10.10 in Form SB-2, No. 333-29077
    10.11 Transfer of Oldbury Property located in UK from TI Reynolds Limited to Apollo Sports Holdings Limited dated September 18, 1996, incorporated by reference as Exhibit 10.11 in Form SB-2, No. 333-29077
    10.12 Agreement for Sale and Purchase of Freehold Property at Oldbury, West Midlands, dated September 17, 1996 between TI Reynolds Limited and TI Group plc., incorporated by reference as Exhibit 10.12 in Form SB-2, No. 333-29077
    10.20 Lease between Hamann-Chambers-Ramsey-Burns and Apollo Golf, Inc., located in El Cajon, California, incorporated by reference as
            Exhibit 10.20 in Form SB-2, No. 333-29077
    10.21 Lease between American National Bank and Trust Company of Chicago and TI Steel Tube (USA) Inc. located in Cook County, Illinois, incorporated by reference as Exhibit 10.21 in Form SB-2, No. 333-29077
    10.22 Lease between Coyote Sports, Inc. and Accent Properties located in Boulder, Colorado, incorporated by reference as Exhibit 10.22 in Form SB-2, No. 333-29077
    10.23 Lease between Hamann-Chambers-Ramsey-Burns and Cape Composites Incorporated, located in San Diego, California, incorporated by reference as Exhibit 10.23 in Form SB-2, No. 333-29077
    10.24 Purchase Agreement, dated July 23, 1997 between Pentiumatics Sdn., Bhd., and Sportma Corporation Berhard, incorporated by reference as
            Exhibit 10.24 in Form SB-2, No. 333-29077
    10.25 Share Return Agreement dated July 23, 1997 among Mel Stonebraker, James Probst and Coyote Sports, Inc., incorporated by reference as
            Exhibit 10.25 in Form SB-2, No. 333-29077
    10.26 Lease between Airport Business Commons and ICE*USA LLC dated October 22, 1996, incorporated by reference as Exhibit 10.26 in Form SB-2, No. 333-29077
    10.27 Lease between Airport Business Commons and ICE*USA LLC dated July 18, 1997, incorporated by reference as Exhibit 10.27 in Form SB-2, No. 333-29077
    10.28   Amendment No. 1 to Change of Control Agreement for James M. Probst
    10.29   Amendment No. 1 to Change of Control Agreement for Mel Stonebraker
    10.30   Employment Agreement for John P. McNeill
    10.31   Change of Control Agreement for John P. McNeill
    10.32   Employment Agreement for James A. Pfeil
    10.33   Change of Control Agreement for James A. Pfeil
    10.34 1998 Stock Option Plan, incorporated by reference form S-8, filed on March 10, 1998
    21.1    List of Subsidiaries of Company
    23.1    Consent of KPMG Peat Marwick LLP

     (b)    REPORTS ON FORM 8-K

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COYOTE SPORTS, INC.

                                                      /s/ Mel S. Stonebraker
                                             By:  ______________________________
                                                       Mel S. Stonebraker
                                                     Chief Executive Officer

Date:  March 26, 1998

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                      DATE
---------                              -----                      ----

Principal executive officer and
Director:

/s/ Mel S. Stonebraker
-------------------------------    Chairman of the Board,       March 26, 1998
Mel S. Stonebraker                 Chief Executive Officer,
                                   Secretary

Principal Financial and
Accounting Officer:

/s/ John Paul McNeill
-------------------------------    Chief Financial Officer      March 26, 1998
John Paul McNeill                  and Treasurer


Directors:

/s/ James M. Probst
-------------------------------    Director and President       March 26, 1998
James M. Probst


/s/ Jeffrey W. Kates
-------------------------------    Director                     March 26, 1998
Jeffrey W. Kates


/s/ Don A. Forte
-------------------------------    Director                     March 26, 1998
Don A. Forte