Form 10QSB
period 1998-03-31
COYOTE SPORTS INC
filed 1998-05-14
CIK 1040761

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to

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
Yes  [X]  No  [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                    Outstanding at May 10, 1998
                   -----                    ---------------------------
       Common Stock, $0.001 par value            4,758,004 shares

Transitional Small Business Disclosure Format Yes [_]  No  [X]

                              COYOTE SPORTS, INC.
                                  FORM 10-QSB

                                     INDEX


                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of  March 31, 1998
          (unaudited) and  December 31, 1997..............................................  1
         Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1998 and 1997..................................  2
         Condensed Consolidated Statements of Comprehensive Income (Loss)
          (unaudited) for the three months ended March 31, 1998 and 1997..................  3
         Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997..................................  4
         Notes to Condensed Consolidated Financial Statements (unaudited).................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................  8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................  13

Item 2.  Changes in Securities and Use of Proceeds........................................  13

Item 3.  Defaults Upon Senior Securities..................................................  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders..............................  14

Item 5.  Other Information................................................................  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.................................................  14

Signatures................................................................................  15

PART I.  FINANCIAL INFORMATION
ITEM I - Financial Statements

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,             December 31,
                                                                                       1998                   1997
                                                                                    (unaudited)              (Note)
                                                                                -----------------       ------------------
ASSETS
Current assets:
   Cash and equivalents                                                         $         544,932                  726,290
   Restricted cash                                                                         90,000                  702,814
   Trade receivables, net                                                               5,508,269                3,778,483
   Inventories, net                                                                     3,812,133                3,582,194
   Tax refund receivable                                                                  231,000                  227,000
   Prepaid expenses and other current assets                                              481,670                  212,130
                                                                                -----------------       ------------------
       Total current assets                                                            10,668,004                9,228,911
Property, plant and equipment,  net                                                     9,974,683                7,546,284
Goodwill, net                                                                          11,772,802                        -
Other assets, net                                                                       1,127,510                   90,058
                                                                                -----------------       ------------------
                                                                                $      33,542,999               16,865,253
                                                                                =================       ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                                $       2,849,757                2,705,928
   Current portion of long term debt                                                      880,101                  452,237
   Accounts payable                                                                     5,076,829                3,204,234
   Accrued expenses                                                                     5,203,433                1,413,362
   Current portion of obligation payable under purchase agreement                          87,000                   87,000
                                                                                -----------------       ------------------
       Total current liabilities                                                       14,097,120                7,862,761
                                                                                -----------------       ------------------
Long-term debt, net of current portion                                                  7,779,562                  202,644
Obligation payable under purchase agreement, net of current portion                       728,000                  728,000
Related party notes payable                                                               656,543                  600,340
Deferred tax liability                                                                    382,000                  362,000
                                                                                -----------------       ------------------
       Total liabilities                                                               23,643,225                9,755,745
Minority interests in net assets of subsidiaries                                          341,103                  396,874
Stockholders' equity (deficit):
   Preferred stock, $.001 par value. Authorized 4,000,000
     shares, none issued or outstanding                                                         -                        -
   Common stock, $.001 par value. Authorized 25,000,000
     shares; issued and outstanding, 4,758,004 at
     March 31, 1998 and 3,855,000 at December 31, 1997                                      4,758                    3,855
   Additional paid-in capital                                                          15,326,801               12,664,642
   Accumulated deficit                                                                 (5,471,867)              (5,493,167)
   Accumulated comprehensive income (loss)                                               (301,021)                (462,696)
                                                                                -----------------       ------------------
       Total stockholders' equity                                                       9,558,671                6,712,634
Commitments and contingencies
                                                                                -----------------       ------------------
                                                                                $      33,542,999               16,865,253
                                                                                =================       ==================

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            --------------------------------------
                                                                                    1998                   1997
                                                                            ----------------        --------------
Net sales                                                                   $     7,994,279              5,375,918
Cost of goods sold                                                               (6,184,750)            (4,143,220)
                                                                            ----------------        --------------
     Gross profit                                                                 1,809,529              1,232,698
Operating expenses                                                               (1,732,782)            (1,730,787)
                                                                            ----------------        --------------
     Operating income (loss)                                                         76,747               (498,089)
Other expense:
     Interest expense, net                                                          (93,218)               (93,368)
     Loss on forward exchange contracts, net                                         (5,000)               (23,000)
                                                                            ----------------        --------------
     Loss before income taxes and minority interests                                (21,471)              (614,457)
Income tax (expense) benefit                                                        (13,000)               111,000
Minority interests in subsidiaries' losses                                           55,771                  6,332
                                                                            ----------------        --------------
Net income (loss)                                                           $        21,300               (497,125)
                                                                            ================        ==============
Basic income (loss) per share                                               $          0.01                  (0.14)
                                                                            ================        ==============
Diluted income (loss) per share                                             $          0.01                  (0.14)
                                                                            ================        ==============
Shares used in calculating basic income (loss) per share amounts                  4,055,678              3,450,000
                                                                            ================        ==============
Shares used in calculating diluted income (loss) per share amounts                4,094,529              3,450,000
                                                                            ================        ==============

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)


                                          THREE MONTHS ENDED MARCH 31,
                                           1998                 1997
                                    ----------------   -------------------
Net income (loss)                   $         21,300              (497,125)
Other comprehensive income                   161,675                10,420
Income tax effect                                  -                     -
                                    ----------------   -------------------
Comprehensive income (loss)         $        182,975              (486,705)
                                    ================   ===================

    See accompanying notes to condensed consolidated financial statements.

                 COYOTE SPORTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------
                                                                                 1998                 1997
                                                                           -------------         --------------
Net cash used in operating activities                                          (985,731)            (1,001,275)

Cash flows from investing activities:
    Purchase of property, plant and equipment                                (1,464,124)              (185,621)
    Acquisition of business, net of cash acquired                            (3,129,774)                 5,425
                                                                           -------------         --------------
         Net cash used in investing activities                               (4,593,898)              (180,196)
                                                                           -------------         --------------

Cash flows from financing activities:
    Payment on borrowings from stockholder                                       56,202                      -
    Notes payable to banks                                                     (262,000)             1,963,754
    Borrowings on long term debt                                              4,041,007                      -
    Capital contributions                                                     1,563,062                205,923
                                                                           -------------         --------------
         Net cash provided by financing activities                            5,398,271              2,169,677
                                                                           -------------         --------------

         Increase (decrease) in cash and equivalents                           (181,358)               988,206
Cash and equivalents at beginning of period                                     726,290                305,006
                                                                           -------------         --------------
Cash and equivalents at end of period                                      $    544,932              1,293,212
                                                                           =============         ==============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                  95,981                 93,368
                                                                           =============         ==============
       Non-cash financing activities:
            Fair value of common stock issued for services                 $    504,000                      -
                                                                           =============         ==============
            Fair value of common stock issued in connection
               with long term debt                                         $    600,000                      -
                                                                           =============         ==============
            Fair value of common stock issued for acquisiton               $  1,500,000                      -
                                                                           =============         ==============
            Fair value of common stock issued in connection
               with notes payable                                          $     59,062                      -
                                                                           =============         ==============

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on 10-KSB (File No. 000-23085) for the fiscal year ended December 31, 1997 and in the Company's Registration Statement on Form SB-2 (File No. 333-29077).

   The financial information presented in this Quarterly Report on Form 10-QSB reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or loss will continue.

2. ACQUISITIONS

   On March 27, 1997, the Company established a new entity, Sierra Materials, LLC (Sierra). Sierra is 80% owned by the Company and 20% owned by two individuals. Sierra was established to acquire Cape Composites, Inc. (d/b/a Sierra Materials). Sierra Materials is a supplier of graphite and other advanced composite materials for use in the sports and recreational markets. The acquisition of Sierra Materials coincided with the formation of Sierra on March 27, 1997. The transaction was accounted for by the purchase method with the assumption of approximately $650,000 in outstanding debt. The operations of Sierra have been included in the Company's consolidated financial statements from April 1, 1997 forward. No cash was paid and no goodwill was recorded as a result of this acquisition.

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

   The following unaudited pro forma financial information for the three months ended March 31, 1997 presents the combined results of operations of the Company, Sierra Materials and Pentiumatics as if the acquisitions had occurred as of the beginning of 1997 after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Sierra Materials and Pentiumatics constituted a single entity during such periods.


                       THREE MONTHS ENDED
                         MARCH 31, 1997
                       ------------------
   Net sales             $ 6,308,866
   Net loss              $  (546,835)
   Net loss per share    $      (.16)

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2. ACQUISITIONS (CONTINUED)

   On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock recorded at fair value of $1,500,000. The acquisition was accounted for by the purchase method. Under the terms of the agreement, the previous owner has the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17 per share. In addition, the Company has agreed to pay the previous owner $100,000 per year for the next five years for a not to compete agreement in which the previous owner will not own, manage, operate, be employed at or be connected to in any manner any business of the type conducted by Unifiber. The Agreement provides for an earnout in the event Unifiber's financial performance for the calendar year ending December 31, 1998, results in net income before income taxes equal to $1,750,000. The earnout ranges from $500,000 to $2,000,000 based upon net income before income taxes of $1,750,000 to $2,500,000. Based on historical operating results and forecasted operating results, management does not expect to pay any amount of the earnout. As a result of the acquisition, total assets recorded were $14,826,342 of which $11,772,802 was goodwill. Liabilities assumed were $10,028,821. Goodwill is being amortized on a straight-line basis over the expected benefit period. The consolidated results will include Unifiber's results of operations beginning April 1, 1998.

3. LIQUIDITY

   The Company had net income of $21,300 and incurred a loss of $497,125 for the three months ending March 31, 1998 and 1997, respectively. As of March 31, 1998, the Company had outstanding balances on eight notes payable. For discussion, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                  MARCH 31, 1998
                                                                  --------------

   Note payable under line of credit, variable interest rate
   of 1.5 % over the bank's prime rate (8.5% at March 31,
   1998), interest payable quarterly                                 $895,000

   Note payable under line of credit, variable interest rate
   equal to the lender's prime rate plus 1.5% (10.0% at March
   31, 1998), interest payable monthly                                850,000

   Note payable to individual with interest payable as 10,000
   shares of the Company's common stock                               200,000

   Note payable under line of credit and term loan, variable
   interest rate of 1.5 % over the lender's prime rate (10.0%
   at March 31, 1998), interest payable monthly                       974,579

   Note payable under line of credit and term loan, variable
   interest rate of 1.5% over the lender's prime rate (10.0%
   at March 31, 1998), interest payable monthly                     2,004,757

   Note payable secured by accounts receivable, variable interest rate of 1.75% over the lender's base rate (9.0% at March 31,
   1998), interest payable monthly                                    261,000

   Unsecured note payable, interest rate of 12%, interest payable
   quarterly in arrears                                             6,000,000

   Unsecured related party note payable to minority stockholder
   at an interest rate of 5%                                          656,543
                                                                  -----------
                                                                  $11,841,879
                                                                  ===========

                      COYOTE SPORTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  LIQUIDITY (CONTINUED)

    In the fourth quarter of 1997, the Company commenced a $2,500,000 capital expansion project to be financed in part by the $2,100,000 capital equipment term loan. The capital expansion project is scheduled to be completed in the third quarter of 1998.

    At March 31, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

    As of March 31, 1998, under the agreement to acquire ICE*USA, the Company had an obligation under purchase agreement of $815,000 and was in payment default of approximately $100,000. The Company received written notice of default on March 17, 1998 and had 30 days to cure its default. The Company has not cured its default and may relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name. For financial reporting purposes, the Company has written down substantially all the assets of ICE*USA, net of portion attributable to minority interest.

    Management believes that the combination of cash on hand of $545,000, restricted cash on hand of $90,000, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

4.  INVENTORIES

    Inventories consist of the following:

                                     MARCH 31,           DECEMBER 31,
                                       1998                  1997
                                    -----------          ------------
    Raw materials                   $ 1,079,035           $  845,469
    Work in process                   1,736,412            1,034,927
    Finished goods                    2,600,251            2,414,362
                                    -----------           ----------
                                      5,415,698            4,294,758
    Valuation allowance              (1,603,565)            (712,564)
                                    -----------           ----------
                                    $ 3,812,133           $3,582,194
                                    ===========           ==========

5.  REPORTING COMPREHENSIVE INCOME

    The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," for the three months ended March 31, 1998. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The cumulative translation adjustment is the Company's only component of comprehensive income.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Coyote designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. Through an aggressive acquisition strategy, Coyote Sports Inc. wholly owns or has a controlling interest in seven operating entities worldwide; Apollo Sports Technologies, Limited (Apollo), Reynolds Cycle Technology, Limited (Reynolds), Apollo Golf Inc. (Apollo U.S.), Sierra Materials LLC (Sierra Materials), ICE*USA LLC (ICE), Pentiumatics Sdn. Bhd. (Pentiumatics) and Unifiber Corporation (Unifiber). The Company's products include steel and graphite golf shafts, premium grade cycle tubing, composite ski poles and javelins. The Company also produces graphite and other advanced composite materials for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other sporting goods products.

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

HIGHLIGHTS

    The Company recorded its first profitable quarter, saw record revenues and in keeping with the Company's aggressive acquisition strategy acquired Unifiber Corporation, a premium graphite golf shaft manufacturer and distributor, on March 19, 1998.

    * Revenues grew to $8.0 million, a 49% increase from $5.4 million for the three months ended March 31, 1998 and 1997, respectively.

    * The Company recorded net income of $21,000 compared to a net loss of $497,000 for the three months ended March 31, 1998 and 1997, respectively.

    The addition of Unifiber doubles the Company's market share in the golf shaft business and positions the Company as one of the largest manufacturers of golf shafts in the world.

RESULTS OF OPERATIONS

    As discussed in greater detail below, the acquisition of Sierra Materials on March 27, 1997, has resulted in material increases in the Company's net sales, cost of goods sold and operating expenses for the three months ended March 31, 1998 in comparison to the three months ended March 31, 1997. The results of operations of Unifiber, acquired on March 19, 1998, will be included in the Company's results of operations starting April 1, 1998, since the results for the period from March 20, 1998 to March 31, 1998 are not significant.

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

    The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. The 1997 data reflects the consolidated results of Apollo, Reynolds, Apollo U.S., ICE and general corporate expenses from January 1, 1997 through March 31, 1997 and does not include Sierra Materials and Pentiumatics as these entities were acquired as of April 1, 1997. The 1998 data reflects the consolidated results of all entities except for Unifiber which was acquired on March 19, 1998 and will be included in the Company's results from April 1, 1998, since the results from the period from March 20, 1998 to March 31, 1998 are not significant.

                                                   THREE MONTHS ENDED
                                                      MARCH 31, 1997
                                                   ------------------
                                                   1998          1997
                                                   ----          ----

         Net sales                                  100%          100%
         Cost of goods sold                         (77)          (77)
         Gross profit                                23            23
         Operating expenses                         (22)          (32)
         Operating income (loss)                      1            (9)
         Interest expense                            (1)           (2)
         Loss on forward
           exchange contracts, net                    -             -
         Debt financing costs                         -             -
         Loss before income taxes
           and minority interests                     -           (11)
         Income tax benefit                           -             2
         Minority interests                           -             -
         Net income (loss)                            -            (9)

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    Net sales for the three months ended March 31, 1998 increased 49% to $7,994,000 as compared to $5,376,000 for the comparable period of 1997. The increase in net sales is primarily attributable to an increase in golf shaft sales and the acquisition of Sierra Materials. Gross profit for the three months ended March 31, 1998 was 22.6% of net sales as compared to 22.9% for the comparable period of 1997. Operating expenses for the three months ended March 31, 1998 were 21.7% of net sales as compared to 32.2% for the comparable period of 1997, as a result of an increase in sales relative to operating expenses.

    The Company had operating income of $77,000 for the three months ended March 31, 1998, as compared to an operating loss of $498,000 for the comparable period in 1997.

    Interest expense, net of interest income remained the same at $93,000 for the three months ended March 31, 1998 and 1997.

    The Company enters into forward currency exchange contracts from time to time to hedge its exposures to changes in currency exchange rates primarily between the U.S. dollar and the U.K. pound sterling. The Company incurred a loss of $5,000 on forward currency exchange contracts for the three months ended March 31, 1998, compared to a loss of $23,000 in the comparable period in 1997.

    Minority interests in subsidiaries' losses were $56,000 and $6,000 for the three months ended March 31, 1998 and 1997, respectively. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials, ICE and Pentiumatics and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (20%) and Pentiumatics (23%).

  Net income for the three months ended March 31, 1998 was $21,000 or $0.01 per share, as compared to a net loss of $497,000 or $(0.14) per share for the comparable period of 1997. Management attributes the turnaround to profitability primarily due to an increase in golf shaft sales and due to lower operating costs at Apollo.

  In order to remain profitable, the Company must continue to increase sales while effectively managing costs. Profitability depends to a large extent on management's ability to increase sales, reduce selling, general, and administrative costs, more efficiently utilize existing plant capacities at Apollo, Unifiber and Reynolds, expand manufacturing capacity at Sierra Materials, commence manufacturing at Pentiumatics, and by acquiring companies whose businesses would be complementary to, and compatible with, the existing business of the Company's subsidiaries. There can be no assurance that the Company will be able to achieve these goals or remain profitable in the future.

  As of March 31, 1998, under the agreement to acquire ICE*USA, the Company was in payment default of approximately $100,000. The Company received written notice of default on March 17, 1998 and had 30 days to cure its default. The Company has not cured its default and may relinquish the rights to the intangible assets to the previous owner and will not be able to distribute its winter sports products under the ICE*USA trade name.

SEASONALITY

  As a result of the Company's present operations being primarily dependent upon Apollo and Unifiber sales, management expects for the foreseeable future that the Company's business will remain seasonal. Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf shafts, the Company's primary product, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the spring and summer months. The success of certain customers' products, patterns of product introduction, and customer acceptance thereof, coupled with a generally increasing overall demand for golf shafts, may mitigate the impact of this seasonality

THE YEAR 2000 ISSUE

  The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. However, based on the current systems in place which are predominantly readily available commercial packages, management believes that the reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. Management has not yet definitively assessed the year 2000 compliance expense and related potential effect on the Company's operations or the Company's suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998 the Company had an accumulated deficit of $5,472,000 compared to an accumulated deficit of $5,493,000 at December 31, 1997. Net income for the three months ending March 31, 1998 was $21,000, compared to a net loss of $497,000 for the comparable periods in 1997.

  As of March 31, 1998, the Company had eight outstanding notes payable. The notes are broken out by operating entity and discussed below.

Parent

  On December 18, 1997, the Company entered into a $400,000 unsecured note payable with an individual. As of March 31, 1998, $200,000 was outstanding under this note payable. The balance is due June 18, 1998.

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

  In the event that on March 19, 1999 any principal of the Loan remains unpaid and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on March 19, 1999 on the NASDAQ Market (Aggregate First Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate First Anniversary Reset Value.

  In the event that on September 19, 1999, the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on September 19, 1999 on the NASDAQ Market ( Aggregate Second Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Second Anniversary Reset Value and any consideration received in connection with the First Anniversary Reset Value. In the event that the Loan is prepaid in full prior to the Maturity Date and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on the NASDAQ Market (Aggregate Prepayment Date Reset Value) on the date of prepayment is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Prepayment Date Reset Value. As of March 31, 1998, $6,000,000 was outstanding under this note payable.

Apollo

  One note payable provides for borrowings under a foreign line of credit up to 750,000 PS ($1,234,000 U.S.) with an interest rate of 1.5% over the bank's prime rate. Amounts outstanding on the note are secured by substantially all Apollo's assets. As of March 31, 1998, $895,000 was outstanding under this note payable. As of April 24, 1998, the credit facility is being reviewed for renewal. The Company intends to renew this credit facility on similar terms to what the bank historically provided. However, there can be no assurance that the bank will renew this credit facility.

  In March 1997, the Company entered into an agreement with a lender to advance loans secured by trade receivables. As of March 31, 1998, $261,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Apollo U.S.

  In January 1998, the Company entered into a Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent secured by substantially all assets of Apollo U.S. Advances are guaranteed by Sierra Materials, ICE and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. At March 31, 1998, the outstanding balance on the loan was $850,000.
The Company may not declare or pay dividends without the written consent of the lender.

Unifiber

  In March 1998, the Company entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S., Sierra Materials, ICE and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years. As of March 31, 1998, the total outstanding balance under the Agreement was $2,004,757. The Company may not declare or pay dividends without the written consent of the lender.

Sierra Materials

  In January 1998, the Company entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., ICE and the parent company. Advances are calculated on a daily basis and are based on
defined eligible accounts receivable and inventories.   Borrowings on the
capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years. As of March 31, 1998, the total outstanding balance under the Agreement was $974,579. The Company may not declare or pay dividends without the written consent of the lender.

  In the fourth quarter of 1997, the Company commenced a $2,500,000 capital expansion project to be financed in part by the $2,100,000 capital equipment term loan. The capital expansion project is scheduled to be completed in the third quarter of 1998.

Pentiumatics

  The minority stockholders of Pentiumatics have made loans to the Company of 2,390,032 Malaysian Ringgits ($656,443) at March 31, 1998. The notes bear interest at 5 percent with principal and interest due July 25, 2002.

  At March 31, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

  Management believes that the combination of cash on hand of $545,000, restricted cash on hand of $90,000, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

  Net cash used in operating activities was $986,000 for the three months ending March 31, 1998 primarily due to an increase in trade receivables and other assets.

  Net cash used in investing activities of $4,594,000 for the three months ending March 31, 1998 was a result of the acquisition of Unifiber and the purchase of machinery and equipment by Sierra Materials.

  Net cash provided by financing activities was $5,398,000 for the three months ending March 31, 1998 primarily due to the borrowings on long-term debt to acquire Unifiber.

  The Company continues to consider the acquisition of additional businesses complementary to the Company's business. The Company would require additional debt or equity financing, if it were to engage in a material acquisition in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS

  Certain written and oral statements made or incorporated by reference from time to time by Coyote Sports, Inc., its subsidiaries, its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by Coyote Sports, Inc. with the SEC, including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following: adverse international, national and local general economic and market conditions, general decreases in consumer spending for sports equipment and recreational products, intense competition, including entry of new competitors, increased or adverse governmental regulation, inadequate capital, unexpected costs, lower revenues and net income than forecasted, loss of significant customers, price increases for raw materials, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, labor disputes, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, adverse currency exchange rates, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact Coyote Sports, Inc.'s business and financial performance. Moreover, Coyote Sports, Inc. operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Coyote Sports, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

  On July 23, 1997, the Company's subsidiary, Unifiber Corporation, was sued by Aero Industrial Ltd., in the Superior Court for the State of California, County of San Diego. The complaint alleges that Unifiber breached the terms of its lease at 8929 Aero Drive, San Diego, California by vacating the premises on or about July 2, 1997. In addition, the complaint alleges that Unifiber has failed to pay monthly rent and additional rent for the lease. The complaint alleges damages in excess of $2,000,000. The Company intends to vigorously defend itself against the complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  On December 18, 1997, the Company entered into a $400,000 unsecured note payable with an individual. In connection with the note payable, the Company issued 10,000 shares of common stock in February 1998 to the individual.

  In February 1998, the Company issued 200,000 shares of common stock for services to be rendered from January 1, 1998 to June 30, 1999.

  On March 19, 1998, the Company entered into an unsecured Loan and Security Agreement (Agreement) with a Lender for $6,000,000, with an interest rate of 12% payable once a quarter, with principal due September 19, 1999. The proceeds were primarily used in connection with the acquisition of Unifiber Corporation on March 19, 1998. The Agreement is secured by the Company's co-founders' (The Company's CEO and the President) shares of Common Stock. Under the terms of the agreement, the Company issued 163,265 shares of the Company's Common Stock in
connection with the Agreement.   In the event that on March 19, 1999 any
principal of the Loan remains unpaid and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on March 19, 1999 on the NASDAQ Market ( Aggregate First Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate First Anniversary Reset Value

  In the event that on September 19, 1999, the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on September 19, 1999 on the NASDAQ Market ( Aggregate Second Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Second Anniversary Reset Value and any consideration received in connection with the First Anniversary Reset Value. In the event that the Loan is prepaid in full prior to the Maturity Date and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on the NASDAQ Market (Aggregate Prepayment Date Reset Value) on the date of prepayment is less than $1,000,000 then the Company shall deliver at the Company's option either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Prepayment Date Reset Value.

  On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock recorded at fair value of $1,500,000. The acquisition was accounted for by the purchase method. Under the terms of the Agreement, the previous owner has the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17 per share.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On February 10, 1998, the Company received the written consent of 67.4% of its stockholders to increase the shares available for option under the Company's 1997 Stock Option Plan by 500,000 shares. As of March 31, 1998, 565,500 stock options had been granted pursuant to the 1997 Stock Option Plan. In addition, on March 10, 1998, the Company received the written consent of 63.8% of its stockholders to adopt the 1998 Stock Option Plan which reserves 1,000,000 shares for options. No options have been granted to date pursuant to the 1998 Stock Option Plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             11.1 Computation of per share income (loss)

             27.1 Financial Data Schedule

         (b) The following reports on Form 8-K were filed by the Company during the first quarter of fiscal 1998:

             March 19, 1998  Form 8-K Acquisition of Unifiber Corporation
             March 19, 1998 Form 8-K/A Acquisition of Unifiber Corporation with additional exhibits
             March 19, 1998 -  Form 8-K Loan Agreement

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 11, 1998                 COYOTE SPORTS, INC.

                                    By:  /s/ John Paul McNeill
                                        ----------------------

                                    John Paul McNeill
                                    Chief Financial Officer