Form 10QSB
period 1998-06-30
COYOTE SPORTS INC
filed 1998-08-10
CIK 1040761

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the quarterly period ended June 30, 1998

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
Yes  [X]  No  [_]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                    Outstanding at July 30, 1998
                   -----                    ----------------------------
            Common Stock, $0.001 par value      4,758,004 shares

Transitional Small Business Disclosure Format Yes [_]  No  [X]

                              COYOTE SPORTS, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                 Page
                                                                                                 ----

PART I.  FINANCIAL INFORMATION



Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of  June 30, 1998
             (unaudited) and  December 31, 1997.............................................       1
            Condensed Consolidated Statements of Operations (unaudited) for
             the three and six months ended June 30, 1998 and 1997..........................       2
            Condensed Consolidated Statements of Comprehensive Income (Loss)
             (unaudited) for the three and six months ended June 30, 1998 and 1997..........       3
            Condensed Consolidated Statements of Cash Flows (unaudited) for
             the three and six months ended June 30, 1998 and 1997..........................       4
            Notes to Condensed Consolidated Financial Statements (unaudited)................       5

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................       9


PART II. OTHER INFORMATION


Item 1.     Legal Proceedings..............................................................       15

Item 2.     Changes in Securities and Use of Proceeds......................................  Not Applicable

Item 3.     Defaults Upon Senior Securities................................................  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders............................  Not Applicable

Item 5.     Other Information..............................................................  Not Applicable

Item 6.     Exhibits.......................................................................       15


Signatures  ...............................................................................       16

PART I.  FINANCIAL INFORMATION
ITEM I - Financial Statements

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,               DECEMBER 31,
                                                                                          1998                    1997
                                                                                      -----------             ------------
                                                                                      (UNAUDITED)                (NOTE)

ASSETS
Current assets:
   Cash and equivalents                                                               $   140,215                  726,290
   Restricted cash                                                                         90,000                  702,814
   Trade receivables, net                                                               5,325,539                3,778,483
   Inventories, net                                                                     3,804,181                3,582,194
   Prepaid expenses and other current assets                                              904,962                  439,130
                                                                                      -----------             ------------
       Total current assets                                                            10,264,897                9,228,911
Property, plant and equipment,  net                                                    10,976,633                7,546,284
Goodwill, net                                                                          10,888,398                        -
Other assets, net                                                                         960,961                   90,058
                                                                                      -----------              -----------
                                                                                      $33,090,889               16,865,253
                                                                                      ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $ 3,312,194                2,705,928
   Current portion of long term debt                                                      814,353                  452,237
   Accounts payable                                                                     5,304,500                3,204,234
   Accrued expenses                                                                     3,697,654                1,413,362
   Current portion of obligation payable under purchase agreement                               -                   87,000
                                                                                      -----------              -----------
       Total current liabilities                                                       13,128,701                7,862,761
                                                                                      -----------              -----------

Long-term debt, net of current portion                                                  8,065,998                  202,644
Related party notes payable                                                               573,848                  600,340
Deferred taxes and other liabilities                                                      962,949                1,090,000
                                                                                      -----------              -----------
       Total liabilities                                                               22,731,496                9,755,745

Minority interests in net assets of subsidiaries                                          503,061                  396,874
Stockholders' equity (deficit):
   Preferred stock, $.001 par value. Authorized 4,000,000
     shares, none issued or outstanding                                                         -                        -
   Common stock, $.001 par value. Authorized 25,000,000
     shares; issued and outstanding, 4,758,004 at
     June 30, 1998 and 3,855,000 at December 31, 1997                                       4,758                    3,855
   Additional paid-in capital                                                          15,326,801               12,664,642
   Accumulated deficit                                                                 (4,972,707)              (5,493,167)
   Accumulated comprehensive income (loss)                                               (502,520)                (462,696)
                                                                                      -----------              -----------
       Total stockholders' equity                                                       9,856,332                6,712,634
Commitments and contingencies
                                                                                      -----------              -----------
                                                                                      $33,090,889               16,865,253
                                                                                      ===========              ===========


  Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------          ------------------------------
                                                            1998             1997                    1998              1997
                                                      --------------    --------------          --------------    -------------
Net sales                                             $   12,883,458         7,374,250              20,877,737       12,750,168
Cost of goods sold                                        (9,855,220)       (5,641,315)            (16,039,970)      (9,784,535)
                                                      --------------    --------------          --------------    -------------
     Gross profit                                          3,028,238         1,732,935               4,837,767        2,965,633
Operating expenses                                        (2,642,433)       (2,340,753)             (4,375,215)      (4,071,540)
                                                      --------------    --------------          --------------    -------------
     Operating income (loss)                                 385,805          (607,818)                462,552       (1,105,907)
Other income (expense):
     Interest expense, net                                  (306,631)         (106,249)               (399,849)        (199,617)
     Loss on forward exchange contracts, net                       -           (16,000)                 (5,000)         (39,000)
     Debt financing costs                                    (99,999)         (550,000)                (99,999)        (550,000)
     Other                                                    93,030                 -                  93,030                -
                                                      --------------    --------------          --------------    -------------
     Income (loss) before income taxes, minority
        interests and extraordinary gain                      72,205        (1,280,067)                 50,734       (1,894,524)
Income tax (expense) benefit                                       -            70,000                 (13,000)         181,000
Minority interests in subsidiaries' losses                    80,374            41,710                 136,145           48,042
                                                      --------------    --------------          --------------    -------------
Net income (loss) before extraordinary item                  152,579        (1,168,357)                173,879       (1,665,482)
Extraordinary item, net of taxes                             346,581                 -                 346,581                -
                                                      --------------    --------------          --------------    -------------
Net income (loss)                                     $      499,160        (1,168,357)                520,460       (1,665,482)
                                                      ==============    ==============          ==============    =============

BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item               $         0.03             (0.34)                   0.04            (0.48)
Extraordinary item, net of taxes                                0.07              -                       0.08                -
                                                      --------------    --------------          --------------    -------------
Net income (loss)                                     $         0.10             (0.34)                   0.12            (0.48)
                                                      ==============    ==============          ==============    =============

Shares used in calculating basic earnings
     per share                                             4,758,004         3,450,000               4,406,841        3,450,000
                                                      ==============    ==============          ==============    =============
Shares used in calculating diluted earnings
     per share                                             4,820,235         3,450,000               4,457,957        3,450,000
                                                      ==============    ==============          ==============    =============

    See accompanying notes to condensed consolidated financial statements.


                     COYOTE SPORTS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)


                                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------       ----------------------------------
                                                       1998               1997                 1998                 1997
                                                 ---------------     --------------       ---------------      -------------
Net income (loss)                                $       499,160         (1,168,357)      $       520,460         (1,665,482)
Other comprehensive income (loss)                       (201,499)            48,000               (39,824)            58,420
Income tax effect                                              -                  -                     -                  -
                                                 ---------------     --------------       ---------------      -------------
Comprehensive income (loss)                      $       297,661         (1,120,357)      $       480,636         (1,607,062)
                                                 ===============     ==============       ===============      =============


      See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        Three months ended June 30,      Six months ended June 30,
                                                                     --------------------------------   ---------------------------
                                                                          1998              1997            1998           1997
                                                                     --------------    --------------   -------------  ------------
Net cash provided (used) by operating activities                     $      484,014          (120,731)        399,725    (1,122,006)

Cash flows from investing activities:
    Purchase of property, plant and equipment                            (1,489,161)       (3,647,039)     (2,291,665)   (3,832,660)
    Acquisition of business, net of cash acquired                                 -          (203,484)     (3,129,774)     (198,059)
                                                                     --------------    --------------   -------------  ------------
         Net cash used in investing activities                           (1,489,161)       (3,850,523)     (5,421,439)   (4,030,719)
                                                                     --------------    --------------   -------------  ------------
Cash flows from financing activities:
    Borrowings (repayments) on notes payable, net                           (36,491)        1,664,388        (298,491)    3,628,142
    Borrowings on long-term debt, net                                       636,921           815,237       4,734,130       815,237
    Capital contributions                                                         -         2,005,122               -     2,211,045
                                                                     --------------    --------------   -------------  ------------
         Net cash provided by financing activities                          600,430         4,484,747       4,435,639     6,654,424
                                                                     --------------    --------------   -------------  ------------
         Increase (decrease) in cash and equivalents                       (404,717)          513,493        (586,075)    1,501,699
Cash and equivalents at beginning of period                                 544,932         1,293,212         726,290       305,006
                                                                     --------------    --------------   -------------  ------------
Cash and equivalents at end of period                                $      140,215         1,806,705         140,215     1,806,705
                                                                     ==============    ==============   =============  ============

Supplemental disclosure of cash flow information
         Cash paid during the period for interest                    $      313,840            32,879         409,821       126,247
                                                                     ==============    ==============   =============  ============
         Non-cash financing activities:
            Fair value of common stock issued for services           $            -                 -         504,000             -
                                                                     ==============    ==============   =============  ============
            Fair value of common stock issued in connection
               with long term debt                                   $            -                 -         600,000             -
                                                                     ==============    ==============   =============  ============
            Fair value of common stock issued for acquisiton         $            -                 -       1,500,000             -
                                                                     ==============    ==============   =============  ============
            Fair value of common stock issued in connection
               with notes payable                                    $            -                 -          59,062             -
                                                                     ==============    ==============   =============  ============

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

     On April 1, 1997, the Company acquired all of the outstanding stock of Pentiumatics Sdn. Bhd. (Pentiumatics), a Southeast Asian entity whose principal operations have not commenced. The acquisition has been accounted for by the purchase method. Consideration for Pentiumatics was approximately $200,000 cash and no goodwill was recorded. Subsequent to June 30, 1998, the Company exchanged its ownership interest for an interest in another company (see Note 7).

     On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock recorded at fair value of $1,500,000. The acquisition was accounted for by the purchase method. Under the terms of the agreement, the previous owner has the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17 per share. In addition, the Company has agreed to pay the previous owner $100,000 per year for the next five years for a not to compete agreement in which the previous owner will not own, manage, operate, be employed at or be connected to in any manner any business of the type conducted by Unifiber. The Agreement provides for an earnout in the event Unifiber's financial performance for the calendar year ending December 31, 1998, results in net income before income taxes equal to $1,750,000. The earnout ranges from $500,000 to $2,000,000 based upon net income before income taxes of $1,750,000 to $2,500,000. Based on historical operating results and forecasted operating results, management does not expect to pay any amount of the earnout. As a result of the acquisition, total assets recorded were $13,879,967 of which $10,998,427 was goodwill. Liabilities assumed were $9,082,446. Goodwill is being amortized on a straight-line basis over the expected benefit period.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The following unaudited pro forma financial information for the three and six months ended June 30, 1998 and 1997 presents the combined results of operations of the Company, Sierra Materials and Unifiber as if the acquisitions had occurred as of the beginning of the periods indicated after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Sierra Materials and Unifiber constituted a single entity during such periods.



                                               Three months ended                                Six months ended
                                                June 30, 1998                                      June 30, 1998
                                 --------------------------------------------      ---------------------------------------------
                                         1998                     1997                      1998                     1997
                                 -------------------     --------------------      --------------------      -------------------
Net sales                           $12,883,458               13,350,416                24,637,021               24,947,282
Net income (loss)                   $   499,160               (1,531,834)               (1,580,087)              (2,633,327)
Net income (loss) per diluted
    share                           $       .10                     (.37)                     (.35)                    (.64)


3.  LIQUIDITY


     The Company had net income of $520,460 and incurred a loss of $1,665,482 for the six months ending June 30, 1998 and 1997, respectively. As of June 30, 1998, the Company had outstanding balances on notes payable and long-term debt as listed below. For discussion, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                JUNE 30, 1998
                                                                                              ------------------
           Note payable under line of credit,  variable interest rate of 1.5 %
             over the bank's prime rate (9.0%  at June 30, 1998), interest
             payable quarterly                                                                $          832,000
           Note payable under line of credit, variable interest rate equal to the lender's prime rate plus 1.5% (10.0% at June 30, 1998), interest payable
             monthly                                                                                     845,000
           Note payable under line of credit and term loan, variable interest rate of
             1.5 % over the lender's prime rate (10.0% at June 30, 1998), interest
             payable monthly                                                                           1,626,745
           Note payable under line of credit and term loan, variable interest rate of
             1.5% over the lender's prime rate (10.0% at June 30, 1998), interest
             payable monthly                                                                           2,205,818
           Note payable secured by accounts receivable, variable interest rate of 1.75%
             over the lender's base rate (9.25% at June 30, 1998), interest payable
             monthly                                                                                     190,000
           Unsecured note payable, interest rate of 12%, interest payable quarterly in
             arrears                                                                                   6,000,000
           Unsecured related party note payable to minority stockholder at an interest
             rate of 5%                                                                                  573,848
           Note payable to individual with interest payable as
             10,000 shares of the Company's common stock                                                 200,000
           Capital leases                                                                                292,982
                                                                                              ------------------
                                                                                              $      $12,766,393
                                                                                              ==================

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  LIQUIDITY (CONTINUED)

     In the fourth quarter of 1997, the Company commenced a $3,000,000 capital expansion project to be financed in part by the $2,100,000 capital equipment term loan. The capital expansion project is scheduled to be completed in the third quarter of 1998.

     At June 30, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

     Management believes that the combination of cash on hand of $140,215, restricted cash on hand of $90,000, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

4. INVENTORIES

   Inventories consist of the following:

                                                        JUNE 30,                 DECEMBER 31,
                                                          1998                       1997
                                                 --------------------       --------------------
               Raw materials                               $1,005,344                    845,469
               Work in process                              1,173,641                  1,034,927
               Finished goods                               2,421,790                  2,414,362
                                                 --------------------       --------------------
                                                            4,600,775                  4,294,758
               Valuation allowance                           (796,594)                  (712,564)
                                                 --------------------       --------------------
                                                           $3,804,181                  3,582,194
                                                 ====================       ====================


5.  REPORTING COMPREHENSIVE INCOME

     The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The cumulative translation adjustment is the Company's only component of comprehensive income.

6.   RELINQUISHMENT OF ASSETS

     On June 15, 1998, the Company relinquished the rights to certain intangible assets to the previous owner and will not distribute its winter sport products under the ICE*USA trade name. The Company has removed all of the assets and liabilities of ICE*USA from its consolidated financial statements which resulted in a net extraordinary gain of $346,581 for the three and six months ended June 30, 1998.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.    SUBSEQUENT EVENT

     On July 23, 1998, the Company exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd for a 28% ownership interest in the outstanding common stock of Unggul Galakan Sdn. Bhd (Unggul). Unggul wholly owns Action Wear Sdn. Bhd (Action Wear), a southeast Asian manufacturer of athletic apparel. For the twelve months ended December 31, 1997 (unaudited), Action Wear reported net income of $819,000 on revenues of $8,500,000. As of December 31, 1997 (unaudited), Action Wear had net assets of $3,042,000.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Coyote designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. Through an aggressive acquisition strategy, Coyote Sports Inc. wholly owns or has a controlling interest in five operating entities worldwide; Apollo Sports Technologies, Limited (Apollo), Reynolds Cycle Technology, Limited (Reynolds), Apollo Golf Inc. (Apollo U.S.), Sierra Materials LLC (Sierra Materials), and Unifiber Corporation (Unifiber). The Company's products include steel and graphite golf shafts, premium grade cycle tubing and javelins. The Company also produces graphite and other advanced composite materials for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other sporting goods products.

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

HIGHLIGHTS

     The Company reported record revenue and profits in the second quarter.

       . Revenues grew to $12,883,000 for the three months ended June 30, 1998, a 75% increase from $7,374,000 for the three months ended June 30, 1997. Revenues grew to $20,878,000 for the six months ended June 30, 1998, a 64% increase from $12,750,000 million for the six months ended June 30, 1997.

       . The Company recorded net income of $499,000, which included an extraordinary gain of $347,000, compared to a net loss of $1,168,000 for the three months ended June 30, 1998 and 1997, respectively. The Company recorded net income of $520,000, which included an extraordinary gain of $347,000, compared to a net loss of $1,665,000 for the six months ended June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

     As discussed in greater detail below, the acquisition of Unifiber on March 19, 1998 has resulted in material increases in the Company's net sales, cost of goods sold and operating expenses for the three and six months ended June 30, 1998 in comparison to the three and six months ended June 30, 1997. The acquisition of Sierra Materials on March 27, 1997, has resulted in material increases in the Company's net sales, cost of goods sold and operating expenses for the six months ended June 30, 1998 in comparison to the same period in 1997.

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

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. The 1997 data reflects the consolidated results of Apollo, Reynolds, Apollo U.S., ICE*USA
(ICE) and general corporate expenses from January 1, 1997 through June 30, 1997 and includes Sierra Materials and Pentiumatics from April 1, 1997 through June 30, 1997 as these entities were acquired as of April 1, 1997. The 1998 data reflects the consolidated results of all entities except for Unifiber from January 1, 1998 through June 30, 1998. Unifiber was acquired on March 19, 1998 and is included in the Company's results from April 1, 1998 through June 30, 1998, since the results from the period from March 20, 1998 to March 31, 1998 are not significant.

                                                               Three months ended                     Six months ended
                                                                   June 30,                              June 30,
                                                       ---------------------------------      --------------------------------
                                                            1998               1997                1998              1997
                                                       --------------     --------------      --------------     -------------
          Net sales                                         100%               100%                100%              100%
          Cost of goods sold                                (76)               (77)                (77)              (77)
          Gross profit                                       24                 23                  23                23
          Operating expenses                                (21)               (32)                (21)              (32)
          Operating income (loss)                             3                 (9)                  2                (9)
          Interest expense                                   (2)                (1)                 (2)               (2)
          Debt financing costs                               (1)                (7)                  -                (4)
          Other                                               1                  -                   -                 -
          Income (loss) before income taxes, minority
            interests and extraordinary item                  1                (17)                  -               (15)
          Income tax benefit                                  -                  1                   -                 2
          Minority interests                                  -                  -                   1                 -
          Net income (loss) before extraordinary item         1                (16)                  1               (13)
          Extraordinary item, net of taxes                    3                  -                   2                 -
          Net income (loss)                                   4                (16)                  2               (13)


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Net sales for the three months ended June 30, 1998 increased 75% to $12,883,458 as compared to $7,374,250 for the comparable period of 1997. The increase in net sales is primarily attributable to the acquisition of Unifiber. Gross profit for the three months ended June 30, 1998 and 1997 was 24% and 23% of net sales, respectively. Operating expenses for the three months ended June 30, 1998 were 21% of net sales as compared to 32% for the comparable period of 1997, as a result of an increase in sales relative to operating expenses.

     The Company had operating income of $385,805 for the three months ended June 30, 1998, as compared to an operating loss of $607,818 for the comparable period in 1997. The turnaround in operating income is attributable to an increase in sales and a tighter control on operating expenses.

     Interest expense, net of interest income was $306,631 for the three months ended June 30, 1998, as compared to $106,249 for the comparable period of 1997. The increase in interest expense is attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber.

     Minority interests in subsidiaries' losses were $80,374 and $41,710 for the three months ended June 30, 1998 and 1997, respectively. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials, ICE (prior to the relinquishment of ICE's assets) and Pentiumatics and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (prior to the relinquishment of ICE's assets) (20%) and Pentiumatics (23%).

  Net income before an extraordinary gain of $346,581 for the three months ended June 30, 1998 was $152,579 or $0.03 earnings per diluted share, as compared to a net loss of $1,168,357 or $0.34 loss per share for the comparable period of 1997. Management attributes the turnaround to profitability primarily due to an increase in golf shaft sales, to the acqusition of Unifiber and to lower operating costs at Apollo.

  As a result of the financial problems facing potential customers of Pentiumatics due to the financial problems facing the Asian economy, the Company exchanged its 77% ownership interest in Pentiumatics for a 28% ownership interest in the outstanding common stock of Unggul Galakan Sdn. Bhd (Unggul). Unggul owns 100% of Action Wear Sdn. Bhd (Action Wear), a southeast Asian manufacturer of athletic apparel.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Net sales for the six months ended June 30, 1998 increased 64% to $20,877,737 as compared to $12,750,168 for the comparable period of 1997. The increase in net sales is primarily attributable to an increase in golf shaft sales and the acquisition of Unifiber. Gross profit for the six months ended June 30, 1998 and 1997 was 23% of net sales. Operating expenses for the six months ended June 30, 1998 were 21% of net sales as compared to 32% for the comparable period of 1997, as a result of an increase in sales relative to operating expenses.

  The Company had operating income of $462,552 for the six months ended June 30, 1998, as compared to an operating loss of $1,105,907 for the comparable period in 1997. The turnaround in operating income is attributable to an increase in sales and a tight control on operating expenses.

  Interest expense, net of interest income was $399,849 for the six months ended June 30, 1998 as compared to $199,617 for the comparable period of 1997. The increase in interest expense is attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber.

  Minority interests in subsidiaries' losses were $136,145 and $48,042 for the six months ended June 30, 1998 and 1997, respectively. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials, ICE (prior to the relinquishment of ICE's assets) and Pentiumatics and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (prior to the relinquishment of ICE's assets) (20%) and Pentiumatics (23%).

  Net income before an extraordinary gain of $346,581 for the six months ended June 30, 1998 was $173,879 or $0.04 earnings per diluted share, as compared to a net loss of $1,665,482 or $0.48 loss per share for the comparable period of 1997. Management attributes the turnaround to profitability primarily due to an increase in golf shaft sales, to lower operating costs at Apollo, and to the acquisition of Unifiber.

  In order to remain profitable, the Company must continue to increase sales while effectively managing costs. Profitability depends to a large extent on management's ability to increase sales, reduce selling, general, and administrative costs, more efficiently utilize existing plant capacities at Apollo, Unifiber and Reynolds, expand manufacturing capacity at Sierra Materials and by acquiring companies whose businesses would be complementary to, and compatible with, the existing business of the Company's subsidiaries. There can be no assurance that the Company will be able to achieve these goals or remain profitable in the future.

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

  The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 readiness. However, based on the current systems in place which are predominantly readily available commercial packages, management believes that the reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. Management has not yet estimated the expected year 2000 readiness expense and related potential effect on the Company's operations or the Company's suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998 the Company had an accumulated deficit of $4,972,707 compared to an accumulated deficit of $5,493,167 at December 31, 1997. Net income for the six months ending June 30, 1998 was $520,460, compared to a net loss of $1,665,482 for the comparable period in 1997.

  As of June 30, 1998, the Company had eight outstanding notes payable. The notes are broken out by operating entity and discussed below.

Parent

  On December 18, 1997, the Company entered into a $400,000 unsecured note payable with an individual. As of June 30, 1998, $200,000 was outstanding under this note payable. The balance is due September 30, 1998.

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

  In the event that on March 19, 1999 any principal of the Loan remains unpaid and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on March 19, 1999 on the NASDAQ Market (Aggregate First Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate First Anniversary Reset Value

  In the event that on September 19, 1999, the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on September 19, 1999 on the NASDAQ Market ( Aggregate Second Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Second Anniversary Reset Value and any consideration received in connection with the First Anniversary Reset Value. In the event that the Loan is prepaid in full prior to the Maturity Date and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on the NASDAQ Market (Aggregate Prepayment Date Reset Value) on the date of prepayment is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Prepayment Date Reset Value. As of June 30, 1998, $6,000,000 was outstanding under this note payable

Apollo

  One note payable provides for borrowings under a foreign line of credit up to 750,000 PS ($1,234,000 U.S.) with an interest rate of 1.5% over the bank's prime rate. Amounts outstanding on the note are secured by substantially all Apollo's assets. As of June 30, 1998, $832,000 was outstanding under this note payable.

  In March 1997, the Company entered into an agreement with a lender to advance loans secured by trade receivables. As of June 30, 1998, $190,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Apollo U.S.

  In January 1998, the Company entered into a Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent secured by substantially all assets of Apollo U.S. Advances are guaranteed by Sierra Materials and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. At June 30, 1998, the outstanding balance on the loan was $845,000. The Company may not declare or pay dividends without the written consent of the lender.

Unifiber

  In March 1998, the Company entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S., Sierra Materials and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years. As of June 30, 1998, the total outstanding balance under the Agreement was $2,205,818. The Company may not declare or pay dividends without the written consent of the lender.

Sierra Materials

  In January 1998, the Company entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years. As of June 30, 1998, the total outstanding balance under the Agreement was $1,626,745. The Company may not declare or pay dividends without the written consent of the lender.

  In the fourth quarter of 1997, the Company commenced a $3,000,000 capital expansion project to be financed in part by the $2,100,000 capital equipment term loan. The capital expansion project is scheduled to be completed in the third quarter of 1998.

Pentiumatics

  The minority stockholders of Pentiumatics have made loans to the Company of 2,390,032 Malaysian Ringgits ($573,848) at June 30, 1998. The notes bear interest at 5 percent with principal and interest due July 25, 2002.

  On July 23, 1998, the Company exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd for a 28% ownership interest in the outstanding common stock of Unggul Galakan Sdn. Bhd (Unggul). Unggul owns 100% of Action Wear Sdn. Bhd (Action Wear), a southeast Asian manufacturer of athletic apparel. As a result of this transaction, the debt to the minority stockholder no longer exists on the Company's balance sheet at July 23, 1998.

  At June 30, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

  Management believes that the combination of cash on hand of $140,215, restricted cash on hand of $90,000, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

  Net cash provided by operating activities was $399,725 for the six months ending June 30, 1998 primarily due to an increase in operating profit and a decrease in restricted cash.

  Net cash used in investing activities of $5,421,439 for the six months ending June 30, 1998 was a result of the acquisition of Unifiber and the purchase of machinery and equipment by Sierra Materials.

  Net cash provided by financing activities was $4,435,639 for the six months ending June 30, 1998 primarily due to the borrowings on long-term debt to acquire Unifiber.

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

  On July 23, 1997, the Company's subsidiary, Unifiber Corporation, was sued by Aero Industrial Ltd., in the Superior Court for the State of California, County of San Diego. The complaint alleges that Unifiber breached the terms of it lease at 8929 Aero Drive, San Diego, California by vacating the premises on or about July 2, 1997. In addition, the complaint alleges that Unifiber has failed to pay monthly rent and additional rent for the lease. The complaint alleged damages in excess of $2,000,000. On June 28, 1998, the Company entered into a stipulation for settlement under the Superior Court for the State of California, County of San Diego, and agreed to pay Aero Industrial the sum of $615,000 as payment in full of all claims arising from the breach of Unifiber's lease.

ITEM 6.  EXHIBITS.

        (a)  Exhibits

             11.1  Computation of per share income (loss)

             27.1  Financial Data Schedule

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: August 5, 1998               COYOTE SPORTS, INC.

                                    By:  /s/ =John Paul McNeill
                                        -----------------------

                                    John Paul McNeill
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)