Form 10QSB
period 1998-09-30
COYOTE SPORTS INC
filed 1998-11-16
CIK 1040761

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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
[State or other jurisdiction                                [I.R.S. Employer
of incorporation or organization]                            Identification No.]


       2291 Arapahoe Avenue
        Boulder, Colorado                                            80302
[Address of principal executive offices]                           [Zip Code]

       Registrant's telephone number, including area code: (303) 417-0942

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                          Outstanding at November 13, 1998
                -----                          --------------------------------
   Common Stock, $.001 par value                        5,386,265 shares

Transitional Small Business Disclosure Format.    Yes [_]  No [X]

                              COYOTE SPORTS, INC.
                                  FORM 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                PAGE
                                                                              ----
Item 1.  Financial Statements:

   Condensed Consolidated Balance Sheets as of  September 30, 1998
   (unaudited) and December 31, 1997..................................          1

   Condensed Consolidated Statements of Operations (unaudited) for
   the three and nine months ended September 30, 1998 and 1997........          2

   Condensed Consolidated Statements of Comprehensive Income (Loss)
   (unaudited) for the three and nine months ended September 30, 1998
   and 1997...........................................................          3

   Condensed Consolidated Statements of Cash Flows (unaudited) for
   the three and nine months ended September 30, 1998 and 1997........          4

   Notes to Condensed Consolidated Financial Statements (unaudited)...          5

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of  Operations.........................................          8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................         15

Item 2.  Changes in Securities and Use of Proceeds....................         15

Item 3.  Defaults Upon Senior Securities..............................   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders..........   Not Applicable

Item 5.  Other Information............................................   Not Applicable

Item 6.  Exhibits.....................................................         15

Signatures ...........................................................         15

PART I.  FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1998              1997
                                                                        -------------      ------------
                                                                         (UNAUDITED)          (NOTE)
ASSETS
Current assets:
   Cash and equivalents                                                 $     108,182           726,290
   Restricted cash                                                             90,000           702,814
   Trade receivables, net                                                   4,070,114         3,778,483
   Inventories, net                                                         5,522,872         3,582,194
   Prepaid expenses and other current assets                                  522,651           439,130
                                                                        -------------      ------------
       Total current assets                                                10,313,819         9,228,911
Property, plant and equipment,  net                                        13,459,609         7,546,284
Goodwill, net                                                              11,994,643                 -
Other assets, net                                                           2,754,302            90,058
                                                                        -------------      ------------
                                                                        $  38,522,373        16,865,253
                                                                        =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                        $   7,371,149         2,705,928
   Current portion of long-term debt                                        6,653,007           452,237
   Accounts payable                                                         4,154,702         3,204,234
   Accrued expenses                                                         4,288,331         1,413,362
   Current portion of obligation payable under purchase agreement                   -            87,000
                                                                        -------------      ------------
       Total current liabilities                                           22,467,189         7,862,761
                                                                        -------------      ------------
Long-term debt, net of current portion                                      3,087,512           202,644
Related party notes payable                                                         -           600,340
Deferred taxes and other liabilities                                        1,127,240         1,090,000
                                                                        -------------      ------------
       Total liabilities                                                   26,681,941         9,755,745

Minority interests in net assets of subsidiaries                                    -           396,874
Stockholders' equity (deficit):
   Preferred stock, $.001 par value. Authorized 4,000,000
     shares, none issued or outstanding                                             -                 -
   Common stock, $.001 par value. Authorized 25,000,000
     shares; issued and outstanding, 5,008,004 at
     September 30, 1998 and 3,855,000 at December 31, 1997                      5,008             3,855
   Additional paid-in capital                                              16,276,551        12,664,642
   Accumulated deficit                                                     (4,922,132)       (5,493,167)
   Accumulated comprehensive income (loss)                                    481,005          (462,696)
                                                                        -------------      ------------
       Total stockholders' equity                                          11,840,432         6,712,634
Commitments and contingencies                                           -------------      ------------
                                                                        $  38,522,373        16,865,253
                                                                        =============      ============

   Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


    See accompanying notes to condensed consolidated financial statements.

        COYOTE SPORTS, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (unaudited)

                                                       THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------          -------------------------------
                                                             1998              1997                   1998              1997
                                                       ----------------   -------------          --------------    -------------
Net sales                                              $     10,011,658       7,407,233              30,889,395       20,157,402
Cost of goods sold                                           (7,447,523)     (5,825,644)            (23,487,493)     (15,610,179)
                                                       ----------------   -------------          --------------    -------------
     Gross profit                                             2,564,135       1,581,589               7,401,902        4,547,223
Operating expenses                                           (2,190,790)     (1,978,751)             (6,566,005)      (6,050,291)
                                                       ----------------   -------------          --------------    -------------
     Operating income (loss)                                    373,345        (397,162)                835,897       (1,503,068)
Other income (expense):
     Interest expense, net                                     (414,808)       (165,595)               (814,657)        (365,213)
     Gain (loss) on forward exchange contracts, net              69,000        (132,000)                 64,000         (171,000)
     Debt financing costs                                      (100,141)        (20,000)               (200,140)        (570,000)
     Other                                                       47,289               -                 140,319                -
                                                       ----------------   -------------          --------------    -------------
     Income (loss) before income taxes, minority
        interests and extraordinary item                        (25,315)       (714,757)                 25,419       (2,609,281)
Income tax (expense) benefit                                          -         155,000                 (13,000)         336,000
Minority interests in subsidiaries' losses                       75,890          45,023                 212,035           93,065
                                                       ----------------   -------------          --------------    -------------
Net income (loss) before extraordinary item                      50,575        (514,734)                224,454       (2,180,216)
Extraordinary item, net of taxes                                      -               -                 346,581                -
                                                       ----------------   -------------          --------------    -------------
Net income (loss)                                      $         50,575        (514,734)                571,035       (2,180,216)
                                                       ================   =============          ==============    =============

BASIC EARNINGS PER SHARE
Income (loss) before extraordinary item                $           0.01           (0.17)                   0.05            (0.66)
Extraordinary item, net of taxes                                      -               -                    0.08                -
                                                       ----------------   -------------          --------------    -------------
Net income (loss)                                      $           0.01           (0.17)                   0.13            (0.66)
                                                       ================   =============          ==============    =============
DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item                $           0.01           (0.17)                   0.05            (0.66)
Extraordinary item, net of taxes                                      -               -                    0.07                -
                                                       ----------------   -------------          --------------    -------------
Net income (loss)                                      $           0.01           (0.17)                   0.12            (0.66)
                                                       ================   =============          ==============    =============
Shares used in calculating basic earnings
     per share                                                4,823,221       2,963,315               4,546,757        3,285,989
                                                       ================   =============          ==============    =============
Shares used in calculating diluted earnings
     per share                                                4,829,118       2,963,315               4,574,060        3,285,989
                                                       ================   =============          ==============    =============

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------      -------------------------------
                                            1998                  1997             1998               1997
                                        -------------        -----------      ------------       ------------
Net income (loss)                       $      50,575           (514,734)     $    571,035         (2,180,216)
Other comprehensive income (loss)             190,504           (460,085)          150,680           (518,505)
                                        -------------        -----------      ------------       ------------
Comprehensive income (loss)             $     241,079           (974,819)     $    721,715         (2,698,721)
                                        =============        ===========      ============       ============

      See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------          -------------------------------
                                                             1998                 1997                  1998                1997
                                                          ------------        ------------          ------------        -----------
Net cash provided (used) by operating activities          $    475,736          (1,577,116)              875,461         (2,600,110)

Cash flows from investing activities:
  Purchase of property, plant and equipment                   (579,797)            (56,089)           (2,871,462)        (3,888,749)
  Other assets                                                 (19,667)                  -               (19,667)           (99,012)
  Acquisition of businesses, net of cash acquired             (500,000)                  -            (3,629,774)          (198,059)
                                                          ------------        ------------          ------------        -----------
    Net cash used in investing activities                   (1,099,464)            (56,089)           (6,520,903)        (4,185,820)
                                                          ------------        ------------          ------------        -----------

Cash flows from financing activities:
  Borrowings (repayments) on notes payable, net             (1,441,045)         (3,551,142)           (1,739,536)             77,000
  Borrowings on long-term debt, net                          1,082,740           1,149,322             5,816,870         1,964,559
  Sale of minority interest in Pentiumatics                          -             594,177                     -            594,177
  Capital contributions                                        950,000           4,317,714               950,000          6,528,759
                                                          ------------        ------------          ------------        -----------
    Net cash provided by financing activities                  591,695           2,510,071             5,027,334          9,164,495
                                                          ------------        ------------          ------------        -----------

    Increase (decrease) in cash and equivalents                (32,033)            876,866              (618,108)         2,378,565
Cash and equivalents at beginning of period                    140,215           1,806,705               726,290            305,006
                                                          ------------        ------------          ------------        -----------
Cash and equivalents at end of period                     $    108,182           2,683,571               108,182          2,683,571
                                                          ============        ============          ============        ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest              $    365,024             150,816               774,845            277,063
                                                          ============        ============          ============        ===========
    Cash paid during the period for income tax            $     24,447                   -                24,447                  -
                                                          ============        ============          ============        ===========

    Non-cash financing activities:
      Fair value of common stock issued for services      $          -                   -               504,000                  -
                                                          ============        ============          ============        ===========
      Fair value of common stock issued in connection
       with long term debt                                $          -                   -               600,000                  -
                                                          ============        ============          ============        ===========
      Fair value of common stock issued for acquisiton    $          -                   -             1,500,000                  -
                                                          ============        ============          ============        ===========
      Fair value of common stock issued in connection
       with notes payable                                 $          -                   -                59,062                  -
                                                          ============        ============          ============        ===========
      Notes payable entered into in connection with
       purchase of assets                                 $  5,500,000                   -             5,500,000                  -
                                                          ============        ============          ============        ===========
      Book value of assets exchanged in connection
       with exchange of ownership interests               $   (848,266)                  -              (848,266)                 -
                                                          ============        ============          ============        ===========
      Fair value of assets received in connection
       with exchange of ownership interests               $  1,426,025                   -             1,426,025                  -
                                                          ============        ============          ============        ===========
      Cumulative foreign currency translation
       adjustment realized upon exchange of
       ownership interests                                $   (560,493)                   -             (560,493)                 -
                                                          ============        ============          ============        ===========


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

    On April 1, 1997, the Company acquired all of the outstanding stock of Pentiumatics Sdn. Bhd. (Pentiumatics), a Southeast Asian entity whose principal operations have not commenced. The acquisition was accounted for by the purchase method. Consideration for Pentiumatics was approximately $200,000 cash and no goodwill was recorded. On July 23, 1998, the Company exchanged its ownership interest for an interest in another company (see Note 7).

    On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock recorded at fair value of $1,500,000. The acquisition was accounted for by the purchase method. Under the terms of the agreement, the previous owner has the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17 per share. In addition, the Company has agreed to pay the previous owner $100,000 per year for the next five years for a not to compete agreement in which the previous owner will not own, manage, operate, be employed at or be connected to in any manner any business of the type conducted by Unifiber. The Agreement provides for an earnout in the event Unifiber's financial performance for the calendar year ending December 31, 1998, results in net income before income taxes equal to $1,500,000. The earnout ranges from $0 to $2,000,000 based upon net income before income taxes of $1,500,000 to $2,500,000. Based on historical operating results and forecasted operating results, management does not expect to pay any amount of the earnout. As a result of the acquisition, total assets recorded were $13,879,967 of which $10,998,427 was goodwill. Liabilities assumed were $9,082,446. Goodwill is being amortized on a straight-line basis over 40 years.

    On September 9, 1998, the Company purchased substantially all of the assets of West Coast Composites, a wholly-owned subsidiary of Cobra Golf Incorporated, for a purchase price of $500,000 in cash and $5,500,000 in the form of a note payable due March 31, 1999. As a result of the acquisition, total assets recorded were $6,500,000 of which $1,136,064 was goodwill. Liabilities assumed were $500,000. Goodwill is being amortized on a straight-line basis over 40 years. The assets of West Coast Composites have been consolidated into Unifiber as of September 9, 1998.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   The following unaudited pro forma financial information for the three and nine months ended September 30, 1997 and the nine months ended September 30, 1998 presents the combined results of operations of the Company, Sierra Materials and Unifiber as if the acquisitions had occurred as of the beginning of 1997 and 1998 after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Sierra Materials and Unifiber constituted a single entity during such periods. Historical financial information is not available for West Coast Composites. Net sales for West Coast Composites for the 21-day period from September 9 through September 30, 1998 were $343,300.


                                                        Three                            Nine Months Ended
                                                    Months Ended                           September 30,
                                                    September 30,         --------------------------------------------
                                                        1997                       1998                     1997
                                               ---------------------      -------------------      -------------------
                                                     (Unaudited)               (Unaudited)              (Unaudited)
    Net sales                                            $11,848,458              $34,648,679              $36,795,742
    Net income (loss)                                    $  (792,489)             $(1,210,205)             $(3,575,299)
    Net income (loss) per diluted share                  $     (0.22)             $     (0.26)             $     (0.90)


3.  LIQUIDITY

   The Company had net income of $571,035 and incurred a loss of $2,180,216 for the nine months ending September 30, 1998 and 1997, respectively. As of September 30, 1998, the Company had outstanding balances on notes payable and long-term debt as listed below. For discussion, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                September 30, 1998
                                                                                                ------------------
        Note payable under line of credit, variable interest rate of 1.5% plus LIBOR rate
         (8.94% at September 30, 1998), interest payable quarterly                                     $   545,000
        Note payable under line of credit, variable interest rate equal to the lender's prime
         rate plus 1.5% (10.0% at September 30, 1998), interest payable monthly                          1,018,000
        Note payable under line of credit and term loan, variable interest rate of 1.5 % over
         the lender's prime rate (10.0% at September 30, 1998), interest payable monthly                 2,205,329
        Note payable under line of credit and term loan, variable interest rate of 1.5% over
         the lender's prime rate (10.0% at September 30, 1998), interest payable monthly                 1,008,783
        Note payable secured by accounts receivable, variable interest rate of 1.75% over the
         lender's base rate (9.25% at September 30, 1998), interest payable monthly                        114,000
        Note payable, interest rate of 12%, interest payable quarterly in arrears                        6,000,000
        Note payable under term loan, variable interest rate of 1.75% plus LIBOR rate (9.19%               680,000
          at September 30, 1998), interest payable quarterly
        Note payable, variable interest rate of 5% over the Federal Reserve discount
          rate (10% at September 30, 1998), interest and note due March 31, 1999                         5,500,000
        Capital leases                                                                                      40,556
                                                                                                ------------------
                                                                                                       $17,111,668
                                                                                                ==================

   At September 30, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

   Management believes that the combination of cash on hand of $108,182, restricted cash on hand of $90,000, its borrowing availability of $1,300,000 at September 30, 1998, projected cash flows from operations, extending the due dates

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



of current debt agreements that mature in the next twelve months and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.


4. INVENTORIES

   Inventories consist of the following:

                                 SEPTEMBER 30,             DECEMBER 31,
                                     1998                     1997
                              -------------------      -------------------
Raw materials                           1,673,303                  845,469
Work in process                         1,241,050                1,034,927
Finished goods                          3,382,547                2,414,362
                              -------------------      -------------------
                                        6,296,900                4,294,758
Valuation allowance                      (774,028)                (712,564)
                              -------------------      -------------------
                                        5,522,872                3,582,194
                              ===================      ===================


5. REPORTING COMPREHENSIVE INCOME

   The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The cumulative translation adjustments are the Company's only component of comprehensive income.


6. RELINQUISHMENT OF ASSETS

   On June 15, 1998, the Company relinquished the rights to certain intangible assets to the previous owner and will not distribute its winter sport products under the ICE*USA trade name. The Company has removed all of the assets and liabilities of ICE*USA from its consolidated financial statements which resulted in a net extraordinary gain of $346,581 due to early extinguishment of debt for the nine months ended September 30, 1998.


7. EXCHANGE OF OWNERSHIP INTEREST

   On July 23, 1998, the Company exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd for a 28% ownership interest in the outstanding common stock of Unggul Galakan Sdn. Bhd (Unggul). Unggul wholly owns Action Wear Sdn. Bhd (Action Wear), a southeast Asian manufacturer of athletic apparel. For the twelve months ended December 31, 1997 (unaudited), Action Wear reported net income of $819,000 on sales of $8,500,000. As of December 31, 1997 (unaudited), Action Wear had net assets of $3,042,000. The exchange was accounted for using the fair value of the assets received. A gain of $577,759, offset by a loss realized on accumulated foreign currency translation of $560,493, was recorded as a result of the transaction. The investment in Unggul is accounted for using the equity method.

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

HIGHLIGHTS

   The Company reported significant year on year improvement in sales and operating results in the third quarter.

   . Sales grew to $10,012,000 for the three months ended September 30, 1998, a 35% increase from $7,407,000 for the three months ended September 30, 1997. Sales grew to $30,889,000 for the nine months ended September 30, 1998, a 53% increase from $20,157,000 for the nine months ended September 30, 1997.

   . The Company recorded net income of $51,000, compared to a net loss of $515,000 for the three months ended September 30, 1998 and 1997, respectively. The Company recorded net income of $571,000, which includes an extraordinary gain of $347,000, compared to a net loss of $2,180,000 for the nine months ended September 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

   As discussed in greater detail below, the acquisition of Unifiber on March 19, 1998 has resulted in material increases in the Company's net sales, cost of goods sold and operating expenses for the three and nine months ended September 30, 1998 in comparison to the three and nine months ended September 30, 1997. The acquisition of Sierra Materials on March 27, 1997, has resulted in material increases in the Company's net sales, cost of goods sold and operating expenses for the nine months ended September 30, 1998 in comparison to the same period in 1997.

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

   The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. The 1997 data reflects the consolidated results of Apollo, Reynolds, Apollo U.S., ICE*USA (ICE) and general corporate expenses from January 1, 1997 through September 30, 1997 and includes Sierra Materials and Pentiumatics from April 1, 1997 through September 30, 1997 as these entities were acquired as of April 1, 1997. The 1998 data reflects the consolidated results of all entities except for Unifiber from January 1, 1998 through September 30, 1998. Unifiber was acquired on March 19, 1998 and is included in the Company's results from April 1, 1998 through September 30, 1998, since the results for the period from March 20, 1998 to March 31, 1998 are not significant. The assets of West Coast Composites were consolidated into Unifiber on September 9, 1998 and are included in the Company's results from September 9, 1998 through September 30, 1998.


                                                                  Three Months Ended                   Nine Months Ended
                                                                    September 30,                        September 30,
                                                          -------------------------------      ------------------------------
                                                               1998               1997              1998              1997
                                                          ------------      -------------      ------------     -------------
Net sales                                                          100%               100%              100%              100%
Cost of goods sold                                                 (74)               (79)              (76)              (77)
Gross profit                                                        26                 21                24                23
Operating expenses                                                 (22)               (27)              (21)              (30)
Operating income (loss)                                              4                 (6)                3                (7)
Interest expense, net                                               (4)                (2)               (3)               (2)
Debt financing costs                                                (1)                 -                (1)               (3)
Other                                                                1                 (2)                1                (1)
Income (loss) before income taxes, minority
 interests and extraordinary item                                    -                (10)                -               (13)

Income tax (expense) benefit                                         -                  2                 -                 2
Minority interests                                                   1                  1                 1                 -
Net income (loss) before extraordinary item                          1                 (7)                1               (11)
Extraordinary item, net of taxes                                     -                  -                 1                 -
Net income (loss)                                                    1                 (7)                2               (11)


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Net sales for the three months ended September 30, 1998 increased 35% to $10,011,658 as compared to $7,407,233 for the comparable period of 1997. The increase in net sales is primarily attributable to the acquisition of Unifiber. Gross profit for the three months ended September 30, 1998 and 1997 was 26% and 21% of net sales, respectively. The increase in gross margins is primarily attributable to an improvement in the product mix to higher margin golf shafts. Operating expenses for the three months ended September 30, 1998 were 22% of net sales as compared to 27% for the comparable period of 1997, as a result of an increase in sales relative to operating expenses.

   The Company had operating income of $373,345 for the three months ended September 30, 1998, as compared to an operating loss of $397,162 for the comparable period in 1997. The turnaround in operating income is attributable to an increase in sales, an improvement in the product mix to higher margin golf shafts and a tighter control on operating expenses.

   Interest expense, net of interest income was $414,808 for the three months ended September 30, 1998, as compared to $165,595 for the comparable period of 1997. The increase in interest expense is attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber and the $5,500,000 note payable entered into on September 9, 1998, to acquire the assets of West Coast Composites.

   Minority interests in subsidiaries' losses were $75,890 and $45,023 for the three months ended September 30, 1998 and 1997, respectively. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials, ICE (prior to the relinquishment of ICE's assets) and Pentiumatics (prior to exchange of ownership) and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (prior to the relinquishment of ICE's assets) (20%) and Pentiumatics (prior to exchange of ownership) (23%).

   Net income for the three months ended September 30, 1998 was $50,575 or $0.01 per diluted share, as compared to a net loss of $514,734 or $0.17 per share for the comparable period of 1997. Management attributes the turnaround to profitability primarily due to an increase in golf shaft sales due to the acquisition of Unifiber, an improvement in the product mix to higher margin golf shafts and to lower operating costs at Apollo.

   The Company exchanged its 77% ownership interest in Pentiumatics for a 28% ownership interest in the outstanding common stock of Unggul Galakan Sdn. Bhd (Unggul). Unggul owns 100% of Action Wear Sdn. Bhd (Action Wear), a southeast Asian manufacturer of athletic apparel. A gain of $577,759, offset by a loss realized on accumulated foreign currency translation of $560,493, was recorded as a result of the transaction.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Net sales for the nine months ended September 30, 1998 increased 53% to $30,889,395 as compared to $20,157,402 for the comparable period of 1997. The increase in net sales is primarily attributable to an increase in golf shaft sales from the acquisition of Unifiber and an increase in sales from the acquisition of Sierra Materials. Gross profit for the nine months ended September 30, 1998 and 1997 was 24% and 23% of net sales, respectively. The increase in gross margins is primarily attributable to an improvement in product mix to higher margin golf shafts. Operating expenses for the nine months ended September 30, 1998 were 21% of net sales as compared to 30% for the comparable period of 1997, as a result of an increase in sales relative to operating expenses.

   The Company had operating income of $835,897 for the nine months ended September 30, 1998, as compared to an operating loss of $1,503,068 for the comparable period in 1997. The turnaround in operating income is attributable to an increase in sales, an improvement in the product mix to higher margin golf shafts and a tight control on operating expenses.

   Interest expense, net of interest income, was $814,657 for the nine months ended September 30, 1998 as compared to $365,213 for the comparable period of 1997. The increase in interest expense primarily attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber and the $5,500,000 note payable entered into on September 9, 1998 to acquire the assets of West Coast Composites.

   Minority interests in subsidiaries' losses were $212,035 and $93,065 for the nine months ended September 30, 1998 and 1997, respectively. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials, ICE (prior to the relinquishment of ICE's assets) and Pentiumatics (prior to the exchange of ownership) and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (prior to the relinquishment of ICE's assets) (20%) and Pentiumatics (prior to the exchange of ownership) (23%).

   Net income before an extraordinary gain of $346,581 for the nine months ended September 30, 1998 was $224,454 or $0.05 per diluted share, as compared to a net loss of $2,180,216 or $0.66 per share for the comparable period of 1997. Management attributes the turnaround to profitability primarily due to an increase in golf shaft sales from the acquisition of Unifiber, an improvement in the product mix to higher margin golf shafts and to lower operating costs at Apollo.

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

   The Company is aware of the issues associated with the programming code in existing computer systems and is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures ("Year 2000 Issue").

The Company's State of Readiness
----------------------------------
   The Company utilizes a number of computer programs across its operations.
The Company has developed a Year 2000 project team to address the Year 2000 Issue. An initial assessment has been completed for each of the Company's operations. The evaluation revealed that a number of computer hardware and software systems utilized by the Company have Year 2000 compliance issues.
These systems will need to be replaced or upgraded. The majority of the systems and/or programs are "off the shelf" products with Year 2000 compliant versions now available. However, there are some custom programs which will need to be reprogrammed to be Year 2000 compliant.

   A Year 2000 plan has been developed for most of the Company's operations, some of which are in the implementation and testing stages. The systems and programs are scheduled to be replaced or upgraded at various times over the next 10 months. The Company expects to have all critical systems and/or programs Year 2000 compliant by August 1999.

   The Company relies on third parties for many products and services and the Company may be adversely impacted if these companies are unable to address this issue in a timely manner which could result in a material financial risk to the Company. The Company has not performed an assessment on the state of readiness and/or compliance of key suppliers and customers. Management plans to identify key suppliers and customers by March 31, 1999.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------
   Management expects that completion of its Year 2000 compliance project will result in additional expenditures of approximately $100,000.

The Risks Associated with the Company's Year 2000 Issues
--------------------------------------------------------
   The Company's failure to resolve the Year 2000 Issue on or before December 31, 1999, could result in system failures or miscalculations causing disruption in operations, including among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 compliance actions will adequately address the Company's internal Year 2000 Issue, until the Company completes its assessment of its suppliers and customers, the overall risks can not be accurately described and quantified, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

The Company's Contingency Plan.
-------------------------------
   The Company has not, to date, implemented a Year 2000 contingency plan. It is the Company's goal to have the major Year 2000 issues resolved by mid 1999. Final verification and validation is scheduled to occur by August 1999. However, the Company intends to develop and implement a contingency plan by mid 1999, in the event that the Company's Year 2000 Issue plan should fall behind schedule.


LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1998 the Company had an accumulated deficit of $4,922,132 compared to an accumulated deficit of $5,493,167 at December 31, 1997. Net income for the nine months ending September 30, 1998 was $571,035, compared to a net loss of $2,180,216 for the comparable period in 1997.

   As of September 30, 1998, the Company had eight outstanding notes payable. The notes are broken out by operating entity and discussed below.

Parent

   On March 19, 1998, the Company entered into a Loan and Security Agreement (Agreement) with a Lender for $6,000,000, with an interest rate of 12% payable once a quarter, with principal due September 19, 1999. The proceeds were primarily used in connection with the acquisition of Unifiber Corporation on March 19, 1998. The Agreement is secured by the Company's co-founders' (the Company's Chairman and CEO) shares of Common Stock. Under the terms of the agreement, the Company issued 163,265 shares of the Company's Common Stock in connection with the Agreement.

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

   In the event that on September 19, 1999, the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on September 19, 1999 on the NASDAQ Market ( Aggregate Second Anniversary Reset Value) is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Second Anniversary Reset Value and any consideration received in connection with the First Anniversary Reset Value. In the event that the loan is prepaid in full prior to the Maturity Date and the aggregate value of the initial consideration, based on the per-share closing price of the Common Stock on the NASDAQ Market (Aggregate Prepayment Date Reset Value) on the date of prepayment is less than $1,000,000 then the Company shall deliver, at the Company's option, either an amount in cash or Common Stock equal to $1,000,000 less the Aggregate Prepayment Date Reset Value. As of September 30, 1998, $6,000,000 was outstanding under this note payable.

Apollo

   One note payable provides for borrowings under a foreign line of credit up to 600,000 Pound Sterling ("PS") (approximately $1,020,000 U.S. at September 30,
1998) with an interest rate of 1.5% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of September 30, 1998, $545,000 was outstanding under this note payable.

   On September 21, 1998, the Company entered into a five-year note payable for up to 400,000 PS (approximately $680,000 U.S. at September 30, 1998) with an interest rate of 1.75% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of September 30, 1998, $680,000 was outstanding under this note payable.

   In March 1997, the Company entered into an agreement with a lender to advance loans secured by trade receivables. As of September 30, 1998, $114,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Apollo U.S.

   In January 1998, the Company entered into a Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent secured by substantially all assets of Apollo U.S. Advances are guaranteed by Sierra Materials and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. At September 30, 1998, the outstanding balance on the loan was $1,018,000. The Company may not declare or pay dividends without the written consent of the lender.

Unifiber

   In March 1998, the Company entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S., Sierra Materials and the parent company. Advances are calculated on a daily basis and
are based on defined eligible accounts receivable and inventories.   Borrowings
on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years. As of September 30, 1998, the total outstanding balance under the Agreement was $1,008,783. The Company may not declare or pay dividends without the written consent of the lender.

   On September 9, 1998, the Company entered into a note payable for $5,500,000 with an interest rate of 10%. Accrued interest and principal are due March 31, 1999. Borrowings are secured by the shares of Unifiber Corporation and by the assets purchased from West Coast Composites.

Sierra Materials

   In January 1998, the Company entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., and the parent company. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is for two years. As of September 30, 1998, the total outstanding balance under the Agreement was $2,205,329. The Company may not declare or pay dividends without the written consent of the lender.

   At September 30, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

   Management believes that the combination of cash on hand of $108,182, restricted cash on hand of $90,000, its borrowing availability of $1,300,000 at September 30, 1998, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

   Net cash provided by operating activities was $875,461 for the nine months ending September 30, 1998 primarily due to an increase in operating profit and a decrease in restricted cash.

   Net cash used in investing activities of $6,520,903 for the nine months ending September 30, 1998 was a result of the acquisition of Unifiber, the purchase of the assets of West Coast Composites and the purchase of machinery and equipment by Sierra Materials.

   Net cash provided by financing activities was $5,027,334 for the nine months ending September 30, 1998 primarily due to the borrowings to acquire Unifiber.

   The Company continues to consider the acquisition of additional businesses complementary to the Company's business. The Company would require additional debt or equity financing, if it were to engage in a material acquisition in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS

   Certain written and oral statements made or incorporated by reference from time to time by Coyote Sports, Inc., its subsidiaries and its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by Coyote Sports, Inc. with the SEC, including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following: adverse international, national and local general economic and market conditions, general decreases in consumer spending for sports equipment and recreational products, intense competition, including entry of new competitors, increased or adverse governmental regulation, inadequate capital, unexpected costs, lower revenues and net income than forecasted, loss of significant customers, price increases for raw materials, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, labor disputes, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, adverse currency exchange rates, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact Coyote Sports, Inc.'s business and financial performance. Moreover, Coyote Sports, Inc. operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Coyote Sports, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

   On July 23, 1997, the Company's subsidiary, Unifiber Corporation, was sued by Aero Industrial Ltd., in the Superior Court for the State of California, County of San Diego. The complaint alleged that Unifiber breached the terms of it lease at 8929 Aero Drive, San Diego, California by vacating the premises on or about July 2, 1997. In addition, the complaint alleged that Unifiber failed to pay monthly rent and additional rent for the lease. The complaint alleged damages in excess of $2,000,000. On June 28, 1998, the Company entered into a stipulation for settlement under the Superior Court for the State of California, County of San Diego, and agreed to pay Aero Industrial the sum of $615,000 as payment in full of all claims arising from the breach of Unifiber's lease. On September 30, 1998, the Company paid the settlement amount plus accumulated interest.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 7, 1998, the Company issued 250,000 shares of common stock to a private investor, providing the Company with net proceeds of $950,000 after deducting issuance costs of $50,000. Proceeds from the transaction have been used for the acquisition of the assets of West Coast Composites, $500,000, and working capital requirements, $450,000.


ITEM 6.  EXHIBITS.

      (a) Exhibits

          11.1  Computation of per share income (loss)

          27.1  Financial Data Schedule

      (b) The following reports on Form 8-K were filed by the Company during the third quarter of fiscal 1998:

          September 9, 1998 - Form 8-K Acquisition of West Coast Composites


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 13, 1998                 COYOTE SPORTS, INC.

                                         By: /s/ John Paul McNeill
                                             ---------------------

                                         John Paul McNeill
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)