Form 10KSB40
period 1998-12-31
COYOTE SPORTS INC
filed 1999-03-31
CIK 1040761

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Transition period from ______________to________________

                      COMMISSION FILE NUMBER:  000-23085

                              COYOTE SPORTS, INC.
                (Name of small business issuer in its charter)

         NEVADA                                              88-0326730
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                    2291 Arapahoe Avenue, Boulder, CO  80302
               (Address of principal executive offices, zip code)

Registrant's telephone number including area code:  (303) 932-8794

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

State issuer's revenues for its most recent fiscal year.   $38,217,632.
                                                         -------------

As of March 19, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $8,633,260.

As of March 19, 1999, the number of shares of Registrant's Common Stock, $.001 par value, outstanding was 5,777,692.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated April 9, 1999 for the annual meeting of stockholders to be held on May 15, 1999 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format:   Yes [_]  No [  X  ]

                              COYOTE SPORTS, INC.
                                  FORM 10-KSB

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I
ITEM 1.       BUSINESS..........................................................................   1
ITEM 2.       PROPERTIES........................................................................   8
ITEM 3.       LEGAL PROCEEDINGS.................................................................   8
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................   9

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS...........................................................................   9
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...............................................  11
ITEM 7.       FINANCIAL STATEMENTS..............................................................  20
ITEM 8.       CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...............................................  21

PART III      (Except for the information set forth under "Executive Officers and Key Employees of the Registrant" in Item I and the information set forth in Item 13, Part III is incorporated by reference from the Proxy Statement for the Coyote Sports, Inc.
              1998 annual meeting of stockholders)..............................................  21

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K..................................................  21

SIGNATURES......................................................................................  24

CORPORATE INFORMATION...........................................................................  25


PART I

ITEM 1.  BUSINESS

General

     Coyote Sports, Inc., a Nevada corporation, is a diversified manufacturing company that, along with its subsidiaries:

  . designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products including steel and graphite golf shafts, premium grade bicycle tubing and carbon composite bicycle components; and

  . designs, manufactures and distributes graphite and other advanced composite materials for use in the production of golf shafts, fishing poles, hockey sticks and other sporting goods products;

     Coyote was incorporated in Nevada on October 24, 1994, Coyote's principal offices are located at 2291 Arapahoe Avenue, Boulder, Colorado 80302.

     Coyote's business objective is to become a leading provider of sports equipment and recreational products. Coyote management intends to build a consolidated group of companies engaged in related and complementary businesses that work together to compete effectively in the sports equipment and recreation products industry. Coyote intends to continue to purchase companies within the sports equipment and recreation products industry with experienced management, that have well-established brand names and product lines, and strong engineering and design capabilities. Management intends to strengthen and foster the growth of these companies through the introduction of additional manufacturing capabilities and techniques, expanded sales and marketing efforts and vertical integration of company-wide manufacturing and distribution capabilities.

     Through an aggressive acquisition strategy, Coyote has a controlling ownership interest in five operating companies: Apollo Sports Technologies ("Apollo"), Apollo Golf, Inc. ("Apollo U.S.") (collectively, Apollo and Apollo U.S. as the "Apollo Group"), Reynolds Cycle Technology, Limited ("Reynolds"), Unifiber Corporation ("Unifiber") and Sierra Materials, LLC ("Sierra Materials"). In addition, Coyote has a minority interest in Unggul Galakan Sdn. Bhd. ("Unggul").

     On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. ("RP") signed an agreement to merge (the "Merger"). The merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. RP develops, produces and markets, on a worldwide basis, steel and graphite golf shafts and develops and markets on a worldwide basis golf club grips. The Merger must be approved by both the Coyote stockholders and the RP stockholders and is contingent upon certain obligations which must be fulfilled prior to consummation of the Merger, which include the filing of a registration statement (see Registration Statement No. 333-73309 as filed with the S.E.C.), refinancing of debt and various other obligations identified in the merger agreement. Management believes the Merger will consummate with an effective date in the second quarter of 1999. However, there can be no assurance that the Merger will be consummated.

The Apollo Group and Unifiber

Apollo and Unifiber Products

     The Apollo Group and Unifiber have two main product areas: steel golf shafts and graphite golf shafts. Additionally, the Apollo Group supplies high performance steel alloy tubing and Unifiber supplies high performance carbon composite bicycle components for use by Reynolds, Coyote's premium brand for bicycling components. The Apollo Group also sells specialized steel tubing for wheelchairs and javelins.

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

  Apollo and Unifiber manufacture a variety of unique golf shafts tailored to each customer's needs and specifications. Its golf shafts are used by some of the most well known golf club manufacturers. Coyote's golf shafts are generally designed and engineered by Apollo and Unifiber in partnership with its club manufacturer customers.

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

Apollo and Unifiber Sales and Marketing

  Apollo and Unifiber together rank as one of the leading steel and graphite shaft manufacturers in the world with the largest golf shaft manufacturing facility in Europe. Management believes that Apollo has a dominant position in the European market for steel golf shafts. The market for golf clubs, and therefore golf shafts, is driven not only by the growth in the golfing population, but also by the frequency of club purchases, which is determined principally by product innovation. In the United States and Europe, Coyote sells and markets its golf shafts through a salaried sales force directly to golf club manufacturers and custom club makers. Apollo and Unifiber's sales force consists of four full time employees in the United States and one full time employee in Europe. Apollo U.S., responsible for U.S. sales, has expanded its sales force to strengthen its sales and marketing efforts for golf shafts. Apollo's investment in promotional activities has succeeded in strengthening its image with new products. Current strategy focuses on the use of Apollo golf shafts by European and U.S. Tour professionals. Apollo's Tour professional conversion program includes one European consultant and two U.S. consultants who follow the professional circuits in order to promote the use of Apollo golf shafts.

Apollo and Unifiber Design, Engineering and  Manufacturing

  The larger golf club manufacturers each require exclusively designed golf shafts for their club systems which comprise golf shafts, heads and grips engineered to work together. Apollo also designs specialty putter golf shafts
which involve a high level of manufacturing complexity.   Apollo and Unifiber
both have separate advanced test and inspection facilities, which use "in-house" designed test equipment and a computer aided design package for golf shaft design. Apollo U.S. has its own test and inspection laboratory for steel golf shafts, while Unifiber has its own test and inspection laboratory for graphite golf shafts. Considerable technical support is provided to sales by product development engineers, involving frequent customer visits and presentations. Development of manufacturing processes is crucial to new product initiatives and is carried out by a senior development engineer with the support of two development engineers and a design engineer. Coyote's manufacturing processes involve a number of specialized processes requiring specific know-how.

  Unifiber purchased substantially all of the assets of West Coast Composites ("West Coast"), a wholly owned subsidiary of Cobra Golf Incorporated ("Cobra") in September 1998, through which Unifiber has access to Autoclave technology. Autoclave units are used in the aerospace industry to achieve high compaction of composite components ensuring high strength and structural integrity. Unifiber is the only U.S. premium graphite shaft manufacturer with Autoclave units and believes that it would require a capital investment of approximately $1.0 million and significant expertise to acquire this technology. Management believes that Autoclave technology will enable Coyote to design more consistent, lower weight, higher strength shafts utilizing specialty cure resin systems. Management believes that the Company's shafts, which use the Autoclave, are technologically superior to existing shafts in the market.

  Coyote's research and development team is the leader in the graphite market with numerous innovations and patents, including: (i) Construction for Fiber Reinforced Shaft (Patent 4,097,626) - original patent for high modulus graphite shafts; (ii) Lynx Transmitter Shaft - first gripless graphite shaft (forerunner of the "Big Butt" technology); (iii) Flare Shaft (Patent 5,265,872); (iv) AVDP woods and irons - original Big Butt technology; (v) Prince woods and irons - unique high performance designs; and (vi) lightweight golf shaft with controllable "feel" (Patent 5,620,380). In addition, Unifiber designed the Callaway RCH 90, RCH 96 and RCH 99 shafts which management believes to be the most popular designs in graphite shaft history.

  Coyote is the only manufacturer of steel shafts with an ISO 9001 quality certificated steel manufacturing facility and is also the only manufacturer of graphite shafts with an ISO 9001 quality certificated graphite manufacturing facility. Apollo manufactures its golf shafts in a 132,000 sq. ft. facility in Oldbury, England. Apollo owns the land, building and equipment used in manufacturing its golf shafts. Unifiber manufactures its golf shafts in a 56,000 sq. ft. leased facility in Carlsbad, California.

Competition

  The golf shaft market has more than 35 competitors worldwide. The major competitors are Aldila, True Temper, HST, UST, Fujikura and Royal Precision. The industry is maturing and management anticipates a consolidation will occur over the next several years. In the end, management believes that the number of competitors will be significantly reduced as consolidation within the industry takes place. Technology, price, quality and service will be determining factors.

Market

  Most golf clubs have golf shafts constructed from steel or graphite. Although some other materials are used, they represent an insignificant percentage of the world-wide market. Apollo sells its golf shafts to golf club manufacturers, and in the retail after market to catalogs and custom club makers. According to management estimates, based on invitations to bid, golf shafts represent a total worldwide wholesale market of approximately 60 million units, representing $250 million in gross revenues. The market for steel golf shafts has decreased over the last ten years due to the introduction of graphite golf shafts. With the acquisition of Unifiber, Coyote is in a position to continue as a leader in the golf shaft industry.

  Sales of golf equipment is highly seasonal with models traditionally introduced in October and phased out by September of the following year. Selling concentration is weighted towards the first half of the year, when component purchase decisions are made for the following season. Larger manufacturers place orders by schedule for future delivery, but as much as 40% of Apollo U.S.'s sales can be generated by spot sales for immediate delivery to small and medium sized assemblers.

  According to the National Golf Foundation, U.S. golfers spend more than $15 billion a year on equipment, related merchandise and playing fees. World demand for golf shafts is forecast to grow from 55.6 million golf shafts in 1996 to
59.0 million golf shafts in 1998, in line with the increase in the golfer population in the U.S.A. The European golfer population has grown 56% from 1.6 million in 1988 to 2.5 million in 1995 and is forecast to grow to 2.9 million by 1998. According to the United States Golf Association (the "USGA"), golf is played today by people from all walks of life. Approximately 43% of all golfers come from households headed by professionals or managers and approximately 38% come from homes headed by blue-collar and clerical workers. The remaining approximately 19% consists of retirees and other persons. The U.S. golfer population currently stands at approximately 25 million players, of which approximately 11 million are core golfers, those who play 8 or more rounds per year. Of these core golfers, approximately 5 million play 25 or more rounds per year. According to the National Golf Foundation (the "NGF"), in 1997, the number of first-time players reached a record high of nearly three million, a 51.2% increase over the nearly two million beginners in 1996. Approximately 48% of all golfers are between the ages of 18 and 39. Senior golfers (over age 50) make up approximately 26% of the golf population.

  Currently, there are approximately 78 million "baby boomers" in the United States. According to the NGF, the average golfer in their 40s or 50s plays 32.8% and 93.6% more rounds annually than the average golfer in their 30s, respectively. In addition, the average golfer in their 60s plays 217.6% more rounds than the average golfer in their 30s. As a result, Coyote believes that as the "baby boom" population reaches its "peak" golf-playing age, sales of golf-related equipment will continue to increase. Similarly, "echo boomers," or the children of the baby boom generation, who now constitute a large portion of new golfers, are expected to have a similar impact on the golf equipment industry as they continue to age.

Reynolds Cycle Technology Limited

Reynolds Products

  Reynolds and its predecessor businesses have been manufacturing steel bicycle tubing for high end bicycle frames for 100 years. Reynolds' cycle tubing has been used in the winning bike in 27 of the last 41 Tour De France races. Currently, Reynolds has under contract the U.S.A. National Road Racing Team (which generally comprises a significant portion of the U.S.A. Olympic Team), the Saturn Racing Team and the Shaklee Racing Team. Using Reynolds cycle tubing, these teams have consistently finished within the top five places in the U.S.A. and within the top ten places worldwide. Through Reynolds' strong brand name and reputation for innovation Reynolds has established itself as a supplier to many major OEM customers including, alphabetically, such brands as GT Bicycle, Inc., Kona Bicycles USA, Raleigh Bicycle Company, Ltd., and Trek Bicycle Corp.

  Reynolds produces cycle tubing for a wide variety of cycle applications. The tubing is used for road racing bicycles, road track bicycles and time trial bicycles, competition touring bicycles, all-terrain bicycles and tandems. Reynolds shares its research and development function with its main steel tubing supplier, Apollo. Through this joint effort, the Reynolds 853

/631 "Air Hardened" products were developed. These products give an exceptional weight to strength and stiffness ratio not normally seen with conventional steel alloys that is achieved by a unique air hardening process that concentrates the stiffness in the frame geometry and strength in the joint, where it is most needed. Reynolds cycle tubes are all manufactured from high quality alloy steels, which also contributes to the high strength and stiffness to weight ratio. In addition to the 853/631 products, Reynolds also manufactures its 753 /531 manganese molybdenum series and its 725/525 and its 501/500 chrome molybdenum series tubesets. The higher the number the higher the tensile strength and stiffness to weight ratio. Accordingly, the 853 gives the greatest tensile strength and stiffness to weight ratio and the greatest performance features of tubesets in Reynold's product line.

     Through Reynolds and Unifiber, Coyote manufactures and distributes premium carbon composite bicycle components. Reynolds currently designs a broad line of frames and components including premium composite frames, forks, handlebars, bar ends, seat posts and swing arms. Management has established a separate research and development group to focus on developing new products for the cycling industry and has hired leading research and development engineers from Easton, Trek and Unifiber. The carbon composite bicycle components are manufactured at Unifiber.

Reynolds Sales and Marketing

     In the U.S. and Europe, sales and marketing is accomplished using a salaried sales force located in Elk Grove Village, Illinois for its U.S. sales and in its Birmingham, England factory for its European sales. The design engineers work closely with Reynolds sales staff and OEM customers. Reynolds markets its product line through advertising in several cycling trade journals. Reynolds produces cycle tubing for a wide variety of cycling applications. Reynolds offers 525 and 725 series tubing with lower carbon content, which makes it suitable for TIG-welded frames. This welding technique and production method has become extremely important for mountain-bike frames, because lugs are not normally required and design changes can be implemented easily. Reynolds' 531 brand of tubing utilizes manganese molybdenum and is mainly used in lugged, brazed framesets where it produces a strong and durable racing frameset. In the heavier gauges, it can be used for BMX or touring framesets.

Reynolds Design, Engineering and Manufacturing

     Reynolds currently manufactures its tubesets in a 20,000 square foot leased facility in Birmingham, England. Reynold's designs unique tubesets or various pieces of a frame set to the specifications of its customers. Typically, the tubesets are bid and specified twelve months before production of the cycle takes place. For example, in early 1998, the design and engineering team at Reynolds was prototyping tubes sets for 1999 models. Once specified into a specific bike model, manufacturing the tubeset is accomplished by a series of cold forming, butting, heat treating and manipulations. The engineers at Reynolds work closely with the design teams of its customers to ensure compliance with tight tolerances and quality specifications.

Reynolds Competition

     The majority of branded cycle tubing is supplied by six manufacturers worldwide. Easton is a U.S. based manufacturer, specializing in aluminum; Columbus is an Italian-based manufacturer, primarily using steel; Dedacciai is an Italian-based manufacturer, primarily using steel; True Temper, is a U.S. based manufacturer, primarily using steel; Tange, is a Japanese based manufacturer, primarily using steel; and Reynolds.

Market

     According to the 1995 Interbike industry report, more than 100 million Americans of all ages rode bicycles in 1993, which was up from approximately 72 million in 1983. The worldwide cycle industry produces approximately 108 million bicycles annually. Of those, 86% (93 million) are utility, low price point bikes sold primarily in developing countries for transportation at under $200 per cycle. Approximately 9% (10 million) of all bicycles sold fall in the $200 to $400 range. While in general these bikes use lower cost steel and are sold through mass merchants for recreational use, there are some examples of branded components appearing on the higher end of these models. Approximately 5% (5 million) of bicycles sold are sold for greater than $400, mainly through specialist dealer networks. The latter models are Reynolds' targeted market since these bikes are sold on a combination of performance, tensile strength, endurance, brand and price to sports and recreation enthusiasts with above average income and education levels. Both bicycle brands and branded components tend to predominate in this segment, as potential purchasers will research competing specifications. In addition, the specialist dealer network also sells high margin after market accessories (for example, stems, seat posts, and wheels). These items often provide over 40% of cycle revenue to the specialist dealer and represent a market into which Reynolds intends to extend its brand through introduction of new products. Geographically, the major markets for the top 5% of bicycles sold are Western Europe and the U.S., while the largest producers are physically in Taiwan and Italy. Management believes that the tubeset and bicycle component market in which it competes has annual revenues of approximately $125 to $175 million worldwide. This includes steel, aluminum, titanium and carbon fiber.

Sierra Materials

Sierra Materials Products

  Sierra Materials produces three primary types of finished advanced composite materials, consisting of unidirectional pre-impregnated tape, made primarily from carbon fiber and fiberglass; solvent coated impregnated tape, primarily woven fiberglass and Kevlar; and carbon fiber laminates and molded products. Sierra Materials' current customer base is comprised exclusively of commercial product manufacturers. The majority of Sierra Materials' customers are manufacturers of sporting goods. Because carbon fiber is as strong and durable as metal but much lighter and more versatile, it is used in many sporting goods applications where weight and performance are critical factors. Some typical uses for products made of carbon fiber which combine the features of strength, durability and lightness, include backpack frames, snowshoes, sailboat masts, golf shafts, bicycles, hockey sticks, ski poles, tennis rackets, tent poles, and other products where weight and strength are primary concerns. Coyote's finished composite materials are principally sold in rolls, sheets or in granular or chopped forms and are subsequently incorporated by Sierra Materials' customers into manufactured products.

  Over the last two decades, there has been significant growth in the use of graphite and other advanced composite materials as a result of improvements in applications engineering, advances in composites technology and declining costs to the customer in manufacturing final products.

Sierra Materials Engineering, Design and Manufacturing

  The most common method of advanced composites fabrication involves the use of prepreg. This is a term given to preimpregnated materials, either unidirectional fiber material or woven fabrics impregnated with resins. The raw graphite comes into the factory in the form of a spool of yarn, where each strand of yarn has between 1,000 to 50,000 filaments, depending on the specification ordered. The unidirectional prepreg is manufactured by spreading these thousands of filaments (carbon or fiberglass) onto resin coated paper and by using pressure and heat, impregnating the filaments with the resin. Both types of materials are sold in roll form to meet specific customer requirements for size and weight. The woven fabric prepreg is manufactured primarily of fiberglass, carbon fiber or Kevlar.

  Sierra Materials recently expanded its manufacturing capabilities by opening a new, state-of-the-art 35,000 square foot facility. Sierra Materials has finished a $3.0 million capital investment in new machinery and equipment, which increased capacity by nearly 5 times, from 1,700 pounds per day to 8,500 pounds per day.

Sierra Materials Sales and Marketing

  Sierra Materials' sales force contacts its customers directly and plans to expand its customer base through advertising, trade shows (both industry and customer specific) and direct marketing. Beginning in September 1998, Sierra Materials began an advertising campaign to increase its market exposure, advertising in two popular trade journals once each quarter for a total of seven advertisements per year. Sierra Materials will adjust its future advertising plans based upon the response from the fourth quarter (October/November) advertisements. Additionally, Sierra Materials began exhibiting at three industry trade shows for the first time in 1998. Sierra Materials gained significant exposure through these new shows as many industry journals and newsletters wrote articles covering Sierra Materials' announcements about increased capacity and lower prices. Sierra Materials intends to have one new product introduction or market announcement for each of these trade shows to gain additional market exposure.

Competition

  Sierra Materials' primary competitors in its existing markets are Newport Composites in California and Toray Composites America in Washington. Additionally, Cytec-Fiberite (Formerly Cyctec Industries and ICI Fiberite) and Hexcel Corporation (formerly Ciba Geigy and Hexcel Corporation) supply products in Sierra Materials' primary markets, but are focused on aerospace markets. Other competitors include Aldila, Inc., which is a vertically integrated manufacturer of golf shafts and has started marketing its excess capacity to the recreational products markets.

  The composite materials market can be broken down into three segments: raw materials suppliers, such as suppliers of carbon fiber and resins; converters (prepreggers), such as Sierra Materials, which convert the raw materials into a useable state; and end users, such as golf club shaft manufacturers, which form the prepreg into a finished product. Only two companies have integrated into producing their own prepreg materials, Aldila and Coyote.

Unggul

  On July 23, 1998 Coyote exchanged its 77% ownership interest in Pentiumatics Sdn Bhd. ("Pentiumatics") for a 28% ownership interest in the outstanding common stock of Unggul. Unggul wholly owns Action Wear Sdn. Bhd., a southeast Asian manufacturer of athletic apparel. For the nine months ended September 30, 1998 (unaudited), Action Wear reported net income of $330,000 on sales of $5,869,000. As of September 30, 1998 (unaudited), Action Wear had net assets of $1,812,000. Coyote has not actively managed Unggul since its minority investment was made in July 1998. The Company has not received financial statements for the year ended December 31, 1998.


Principal Suppliers and Customers

  Coyote, through Apollo and Reynolds, has an exclusive supply contract with a steel tube supplier which supplies essentially all of the steel for golf shaft and bicycle tube processing. The agreement establishes the price for annual periods but does not require the Company to purchase specified units or pounds. If the supplier ceased shipping steel tubing to the Company, the Company would have to contract with other steel tubing suppliers. In the opinion of management, changing suppliers would not have a material adverse effect on the Company's results of operations or liquidity.

  Coyote has approximately 400 customers principally located in the United States and Europe. However, sales to Coyote's top two customers for the year ended December 31, 1998, Callaway and Cobra, represented 20.7% and 15.2%, respectively, of the Company's sales, as compared to 1.9% and 9.9%, respectively, in 1997. Sales to Callaway and Cobra have increased on a percentage basis from 1997 to 1998 as a result of the acquisition of Unifiber in March 1998 and the supply contract entered into with Cobra in September 1998. Because of the historical volatility of consumer demand for specific clubs, as well as continued competition from alternative suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales. The loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company's business or operating results. Coyote anticipates a substantial increase in net sales to Cobra and a substantial decrease in sales to Callaway for the year ended December 31, 1999.

  Coyote, through Unifiber, has entered into a five-year supply agreement, expiring December 31, 2003, with Cobra under which Unifiber will manufacture premium graphite golf shafts for Cobra. Either party may terminate the supply agreement upon a material breach by the other party of that supply agreement of the asset sale agreement between Unifiber and Cobra. While Coyote currently believes it has a strong relationship with Cobra, the loss of Cobra as a customer would have a significant adverse effect on Coyote's business.

Government Regulations

UNITED KINGDOM

  Apollo and Reynolds are established in England and are, accordingly, subject to the laws of England and Wales with regard to their activities generally. These laws relate to employment, including, for example, employee rights against unfair dismissal and discrimination on the basis of race, sex or disability, taxation, company administration, consumer protection and planning matters. Specific regulations which apply to Apollo and Reynolds as manufacturing companies include:

  Environment. The activities of Apollo and Reynolds are regulated by the Environmental Protection Act of 1990. This Act requires Apollo to obtain licenses to carry out its nickel coating process for golf shafts and to produce, store and dispose of industrial waste of various descriptions. In addition, consent is required from the local rivers authority under the Water Resources Act of 1991 and The Water Industry Act of 1991 regarding discharge of overflow water from its property into the public sewers. Coyote believes it is currently in compliance with all licenses and consents. When the Environment Act of 1995 is fully implemented, the relevant authority will have significantly increased powers to order persons and companies to clean contaminated land. However, these increased powers may only be exercised if the contamination poses a serious risk to health or property. No cleanup proceedings have been threatened against Apollo and Reynolds, nor are such proceedings anticipated.

  Health and Safety. The principal United Kingdom statute is the Health and Safety At Work Act of 1974, which imposes a duty on employers to maintain "a safe system of work." This obligation is supplemented by various regulations requiring employers to establish procedures for assessing hazards to safety and for reducing or eliminating risk. Apollo and Reynolds have regular contact with the Factory Inspectorate, the statutory body which administers the Health and Safety At Work Act of 1974. No proceedings are in existence or threatened against the United Kingdom companies by the Factory Inspectorate.

  Although management believes it is currently in compliance with the above regulations, Coyote's future operations could expose it to the risk of claims with respect to environmental matters. Although compliance with governmental requirements relating to the protection of the environment has not had a material adverse effect on Coyote's financial condition or results of operations to date, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

UNITED STATES

  Environmental Regulations. Coyote's operations which are located in the United States, including Sierra Materials, Apollo U.S. and Unifiber, are subject to governmental, environmental and health and safety laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. These laws include, for example, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Clean Air Act, as amended, and the Resource Conservation and Recovery Act of 1976, as amended. Management believes Coyote is in compliance with United States environmental laws and regulations. Although compliance with governmental requirements relating to the protection of the environment has not had a material adverse effect on Coyote's financial condition or results of operations to date, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

Employees

  As of December 31, 1998, Coyote had 373 full time employees. Coyote hires additional temporary employees as may be required to support expansion of Coyote's operations.

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

Executive Officers of the Registrant:

  The executive officers of Coyote as of February 15, 1999 are as follows:

  James M. Probst, Chief Executive Officer and President - Mr. Probst, 40, is a co-founder of Coyote and has been an officer of Coyote since February 1995. Mr. Probst currently owns 1,170,100 shares of Coyote Sports common stock, representing 20.3% of the total outstanding shares on December 31, 1998. Mr. Probst's purchase price for his ownership in his shares was $4,250,000 or $3.63 per share. From 1986 to 1995, Mr. Probst was employed by Schuller International Corporation, a wholly owned subsidiary of Manville Corporation. During that time, Mr. Probst worked through the Research and Development group to managing a business unit that manufactured a specific type of fiberglass insulation. He was responsible for all strategic aspects of the business which included significant capital investment and production technology development. Mr. Probst received a B.S. degree in Mechanical Engineering from the University of Colorado, Denver in 1986 and a Masters in Business Administration from the University of Denver in 1990.

  John Paul McNeill, Chief Financial Officer - Mr. McNeill, 28, joined Coyote in July 1997 as Controller and was elected Chief Financial Officer in February 1998. From 1996 to 1997, Mr. McNeill was Controller of Cobra, a wholly owned subsidiary of Fortune Brands. Prior to his position at Cobra, he spent four years as a certified public accountant with Ernst & Young LLP, one year in the United Kingdom and three years in San Diego, California. Mr. McNeill is knowledgeable in both U.S. and U.K. generally accepted accounting principles. Mr. McNeill graduated high honors with a B.B.A. from the University of Notre Dame in 1992.

  James A. Pfeil, Vice President - Operations - Mr. Pfeil, 44, joined Coyote in May 1997 as Vice President. From May 1995 to May 1997, Mr. Pfeil was Senior Vice President of Operations of Cobra, a wholly owned subsidiary of Fortune Brands. From May 1992 to May 1995, he was Vice President, General Manager of West Coast Composites, a wholly owned subsidiary of Cobra. West Coast Composites manufactured all the graphite shafts used by Cobra. From April 1990 to May 1992, he was director of materials at Cobra. Mr. Pfeil received a B.S. in Business from San Diego State University in 1980.

  Mel S. Stonebraker, Secretary - Mr. Stonebraker, 47, co-founder of Coyote, has been an officer and director of Coyote since its incorporation in 1994. Mr. Stonebraker currently owns 1,430,000 shares of Coyote Sports common stock, representing 24.8% of the total outstanding shares on December 31, 1998. Mr. Stonebraker's purchase price for his ownership in his shares was $4,250,000 or $2.97 per share. From 1983 to 1994, Mr. Stonebraker was International Business Development Manager for Schuller International Corporation, a wholly owned subsidiary of Manville Corporation. In that position, he was responsible for corporate activities throughout the Pacific Rim countries. He was a resident in Singapore from 1984 to 1989. Mr. Stonebraker received a B.A. degree from the University of Colorado in 1977 and a Masters of International Administration from the American Graduate School for International Management (Thunderbird) in 1983.

Intellectual Property

  Coyote's success depends and will continue to depend in part on the goodwill associated with its various trademarks, including "APOLLO", "ACCULITE", "MATCHFLEX", "MASTERFLEX", "SHADOW", "FLARE SHAFT", "REYNOLDS 853, 631, 753, 531, 725, 525, 501, 500" and others. Coyote has sought and obtained trademark registrations, or has applications currently pending, for these and other marks in the United States through the United States Patent and Trademark Office and for a portion of these marks in many foreign countries as well.

  Coyote's research and development team is the leader in the graphite market with numerous patents, including: (i) Construction for Fiber Reinforced Shaft (Patent 4,097,626) - original patent for high modulus graphite shafts; (ii) Flare Shaft (Patent 5,265,872); and (iii) lightweight golf shaft with controllable "feel" (Patent 5,620,380).

  Coyote has certain confidential and proprietary information including confidential information relating to the operation of Coyote's business, sales and customer information, supplier information and certain portions of the manufacturing process which may be proprietary. While Coyote has taken reasonable steps to safeguard such information, there can be no assurance that the steps that have been and are taken by Coyote in this regard will be adequate to prevent misappropriation of its technology or that Coyote's competitors will not independently develop technologies that are substantially equivalent or superior to Coyote's technology.

Research and Development

  Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products amounted to approximately $813,000 for the year ended December 31, 1998 compared to $783,000 in 1997.

ITEM 2 - PROPERTIES

  Coyote's executive offices are located in Boulder, Colorado pursuant to a month to month lease. Apollo operates its golf shaft manufacturing in a facility in Birmingham, England, which is a heavy industrial area. Coyote owns the land, building and equipment used in manufacturing its steel golf shafts. Reynolds conducts its manufacturing operations in a 20,000 sq. ft. facility in Birmingham, England pursuant to a month to month lease. Apollo U.S. operates a 8,153 square foot facility in Elk Grove Village, Illinois, pursuant to a lease which expires January 31, 2000. Sierra Materials conducts its manufacturing operations in a 35,000 sq. ft. facility in San Diego, California, pursuant to a sublease which expires in March 2008. Unifiber conducts its manufacturing operations in a 56,000 sq. ft. facility in Carlsbad, California pursuant to a lease which expires in December 2007. Unifiber has a semi-vacant 60,000 sq. ft. facility in San Diego, California pursuant to a lease which expires in March 2006 which it is looking to sublet.

ITEM 3 - LEGAL PROCEEDINGS

  There are no material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the 1998 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "COYT". At March 10, 1999, there were 947 holders of record of the Company's Common Stock, and the closing price of the Company's Common Stock on NASDAQ was $2.75. The Company has never paid a dividend and does not anticipate paying a dividend in the foreseeable future. The Company completed its initial public offering on September 18, 1997. The following table outlines the high and low sales prices for each of the last two quarters of 1997 in which the Company was publicly traded and the four quarters of 1998.


       Period                  High          Low
       ------                  ----          ---

1997:
     Third Quarter...          $6 1/4        $5
     Fourth Quarter..           5 13/16       4
1998:
     First Quarter...           6 3/8         4 3/8
     Second Quarter..           6 3/16        4 9/16
     Third Quarter...           5 7/16        3 5/8
     Fourth Quarter..           5             3


  The Company has securities that have been sold without registering the securities under the Securities Act. These transactions are exempt from registration as allowed for by Section 4 (2) of the Securities Act of 1933. These transactions are as follows:

On November 16, 1998, the Company issued 75,000 shares of Series A redeemable preferred stock at $20.00 per share. Net cash proceeds were $1,350,000, net of issuance costs. The preferred stock has a par value of $.001 per share with a non-cumulative dividend rate of 6% per annum. The stock is redeemable under defined situations at $20.00 per share. The preferred stock has no voting rights. In connection with the issuance of the Series A Preferred Stock, the Company issued 22,000 shares of common stock.

In October 1998, the Company issued 378,261 shares of common stock to Paragon for consulting services to be rendered over a ten-year period.

In September 1998, the Company issued 250,000 shares of common stock at $4.00 per share in a private placement. The proceeds of the private placement were used in connection with the acquisition of assets of West Coast Composites from Cobra Golf. Inc.

In March 1998, Coyote entered into a $6,000,000 promissory note and loan agreement, as amended December 30, 1998, with Paragon Coyote Texas Ltd. ("Paragon"). Under the Loan Agreement, Coyote issued Paragon 163,265 shares of Coyote common stock as of March 19, 1998, which represented $1,000,000 divided by the closing price of the common stock on the Nasdaq Small Cap Market on the day immediately preceding the closing of the loan. The Loan Agreement provides that the Company shall issue to Paragon such additional number of shares of Coyote common stock as are necessary to make the aggregate value of all shares of common stock issued equal $1,000,000 on December 30, 1998, upon maturity of the loan and upon the prepayment of the loan. Pursuant to this formula, and based on the December 29, 1998 closing price of the common stock on the Nasdaq Small Cap Market of $3.25 per share, Coyote issued Paragon an additional 144,427 shares of the Company's common stock effective December 30, 1998.

In March 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock.

In February 1998, the Company issued 18,000 shares of common stock in connection with a $400,000 note payable which was entered into in December 1997 and paid in full in March 1998.

In January 1998, the Company issued 200,000 shares of common stock to an investor relations group as compensation for investor relation services. In December 1998, the Company issued an additional 125,000 shares of common stock to the investor relations group as compensation for investor relations to be provided for from July 1, 1999 to June 30, 2000.

In November 1998, the Company issued in connection with the convertible promissory note due May 1, 1999 35,000 warrants exercisable for an aggregate of 35,000 shares of Common Stock. The warrants are exercisable for a period of five years beginning six months from (i) May 1, 1999 or (ii) from the date the Company refinances its existing debt obligations, at an exercise price of $0.01.

The Company issued to the Underwriters in connection with the Initial Public Offering 105,000 warrants exercisable to purchase 105,000 shares of Common Stock at $6.25 per share. The warrants are exercisable from September 18, 1998 through September 18, 2002. The warrants contain anti-dilution provisions.

During 1997, the Company issued 250,000 warrants exercisable for an aggregate of 125,000 shares of Common Stock. These warrants are exercisable beginning March 18, 1998 through September 18, 2000 at an exercise price of $7.50 per share.
The warrants are subject to redemption at $7.50 by the Company if the closing high bid price of the Common Stock exceeds $11.25 during a period of at least 20 out of 30 trading days and if certain other conditions are satisfied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   Coyote designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. Through an aggressive acquisition strategy, Coyote wholly owns or has a controlling interest in five operating entities worldwide; Apollo, Reynolds, Apollo U.S., Sierra Materials, and Unifiber. Coyote's products include steel and graphite golf shafts, premium grade cycle tubing and components, and javelins. Coyote also produces graphite and other advanced composite materials for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other sporting goods products.

   Coyote's business objective is to become a leading provider of sports equipment and recreational products. Coyote management intends to build a consolidated group of companies engaged in related and complementary businesses that work together to compete effectively in the sports equipment and recreation
products industry.   Coyote intends to continue to purchase companies within the sports equipment and recreation products industry with experienced management, that have well-established brand names and product lines, and strong engineering and design capabilities. Management intends to strengthen and foster the growth of these companies through the introduction of additional manufacturing capabilities and techniques, expanded sales and marketing efforts and vertical integration of company-wide manufacturing and distribution capabilities.

   On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. ("RP") signed an agreement to merge (the "Merger"). The Merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. If the Merger is completed, Coyote will issue approximately 5,778,000 shares of Series C Preferred Stock with a per share liquidation preference of approximately $5.89 to holders of RP common stock. The Series C Preferred Stock is convertible on a share-for-share basis into the Company's common stock. The Series C Preferred Stock is contractually obligated to pay a quarterly cumulative dividend at an annual rate of six percent of the liquidation preference. The Merger must be approved by both the
Coyote stockholders and the RP stockholders.   The Merger is also contingent
upon certain obligations which must be fulfilled prior to consummation of the Merger, which include the filing of a registration statement (see Registration Statement No. 333-73309 as filed with the S.E.C.), refinancing of debt and various other obligations identified in the Merger agreement. Management believes the Merger will consummate with an effective date in the second quarter of 1999. However, there can be no assurance that the Merger will be consummated.

   Coyote's results of operations could be materially adversely affected by the traditional volatility in consumer demand for specific golf club brands. Coyote also believes that while it will often be impossible to predict such shifts in advance, Coyote's broad range of customers should reduce the extent of the impact on Coyote's financial results.

Results of Operations

   As discussed in greater detail below, the acquisition of Unifiber on March 19, 1998, the acquisition of West Coast on September 9, 1998 and the acquisition of Sierra Materials on March 27, 1997 have resulted in material increases in Coyote's net sales, cost of goods sold and operating expenses for the year ended December 31, 1998, in comparison to the year ended December 31, 1997.

   The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. The 1997 data reflects the consolidated results of Apollo, Reynolds, Apollo U.S., ICE*USA (ICE) and general corporate expenses from January 1, 1997 through December 31, 1997 and includes Sierra Materials and Pentiumatics from April 1, 1997 through December 31, 1997, as these entities were acquired as of April 1, 1997. The pro forma 1997 data reflects the combined results of those entities as though the acquisition of Sierra Materials and Pentiumatics were effective January 1, 1997. The 1998 data reflects the consolidated results of all entities except for Unifiber and West Coast Composites from January 1, 1998 through December 31, 1998. Unifiber was acquired on March 19, 1998 and is included in Coyote's results from April 1, 1998 through December 31, 1998, since the results for the period from March 20, 1998 to March 31, 1998 are not significant. The assets of West Coast Composites were consolidated into Unifiber on September 9, 1998 and are included in
Coyote's results from September 9, 1998 through December 31, 1998.   The pro
forma 1998 data reflects the results of Coyote and its subsidiaries and of Unifiber as though the acquisition was effective January 1, 1998. Pro forma results are not indicative of future results of the combined entities.


                                                              Year Ended                                 Year Ended
                                                             December 31,                                December 31,
                                                                 1998                                        1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Historical            Pro Forma             Historical          Pro Forma
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                             100%                  100                   100                 100
------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                    (78)                  (81)                  (80)                (81)
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          22                    19                    20                  19
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses          (24)                  (25)                  (30)                (26)
------------------------------------------------------------------------------------------------------------------------------------
Nonrecurring write off of goodwill                    (30)                  (27)                  -                   -
 and other assets
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                        (32)                  (33)                  (10)                (7)
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                      (4)                   (4)                   (2)                 (3)
------------------------------------------------------------------------------------------------------------------------------------
Debt financing costs                                  (2)                   (2)                   (2)                 (2)
------------------------------------------------------------------------------------------------------------------------------------
Loss on relinquishment of assets                      -                     -                     (3)                 (2)
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                1                     1                     (1)                 (1)
------------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes, minority interests          (37)                  (38)                  (18)                (15)
 and extraordinary item
------------------------------------------------------------------------------------------------------------------------------------
Minority interests  , net                             1                     -                     2                   1
------------------------------------------------------------------------------------------------------------------------------------
Income tax benefit (expense)                          (1)                   (2)                   1                   -
-----------------------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary item                    (37)                  (40)                  (15)                (14)
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary item, net of taxes                      1                     1                     -                   -
-----------------------------------------------------------------------------------------------------------------------------------
     Net loss                                         (36)%                 (39)%                 (15)                (14)
-----------------------------------------------------------------------------------------------------------------------------------


     On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock recorded at fair value of $1,500,000. The acquisition was accounted for by the purchase method. Under the terms of the agreement, the previous owner has the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17 per share. In addition, the Company has agreed to pay the previous owner $100,000 per year for the next five years for a not to compete agreement in which the previous owner will not own, manage, operate, be employed at or be connected to in any manner any business of the type conducted by Unifiber. The Agreement provides for an earnout in the event Unifiber's financial performance for the twelve month period following the date of the transaction results in net income before income taxes above $1,500,000. The earnout ranges from $0 to $2,000,000 based upon net income before income taxes of $1,500,000 to $2,500,000. Based on actual operating results no earnout will be paid. As a result of the acquisition, total assets recorded were $13,879,967, of which $10,998,427 was goodwill. Liabilities assumed were $9,082,446.

     On June 15, 1998, Coyote relinquished the rights to certain intangible assets to the previous owner and stopped distributing winter sports products under the ICE*USA trade name. Coyote removed all of the assets and liabilities of ICE*USA from its consolidated financial statements which resulted in an extraordinary gain of $346,581 for the year ended December 31, 1998. In the fourth quarter of the year ended December 31, 1997, the Company incurred a charge of $934,000 by writing down the intangible assets associated with the ICE*USA trade name and customer list.

     On July 23, 1998, Coyote exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd. for a 28% ownership in the common stock of Unggul Galakan Sdn. Bhd. (Unggul). Unggul wholly owns Action Wear Sdn. Bhd. (Action Wear), a Southeast Asian manufacturer of athletic apparel. For the nine months ended September 30, 1998 (unaudited), Action Wear reported net income of $330,000 on revenues of $5,869,000. As of September 30, 1998 (unaudited), Action Wear had net assets of $1,812,000.

     On September 9, 1998, Coyote purchased substantially all of the assets of West Coast, a wholly owned subsidiary of Cobra, for a purchase price of $500,000 in cash and $5,500,000 in the form of a note payable due March 31, 1999. As a result of the acquisition, total assets recorded were $6,500,000. Liabilities assumed were $500,000. The acquisition has been accounted for by the purchase method.

     In conjunction with the acquisition of all the assets of West Coast, Coyote assumed the operating lease of the West Coast facility. In December 1998, Coyote determined that the West Coast production facility in Carlsbad, California was preferable to the Unifiber facility in San Diego, California due to the close proximity of the West Coast facility to its largest customer and to other significant golf club companies. In addition, management believes it will be able to manufacture graphite golf shafts more efficiently and at lower cost at the West Coast facility.

     As a result of consolidating Unifiber into the West Coast facility, significant operating losses associated with the Unifiber facility, and a significant reduction in order volume subsequent to the acquisition of Unifiber, management determined that goodwill from the Unifiber acquisition had been significantly impaired and recorded a nonrecurring write off of $11,341,332.

     Coyote evaluated long-lived assets, which included goodwill, at the lowest level for which there are identifiable cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 17 "Intangible Assets". Impairment was determined by evaluating the estimated amount at which the assets of Unifiber could be sold in a current transaction between willing parties. In the fourth quarter of 1998, it was determined the goodwill acquired in the Unifiber acquisition had been significantly impaired. Accordingly, the remaining goodwill associated with the acquisition of Unifiber totaling $10,815,119 was expensed. Additionally, Coyote estimated the remaining periods that the Unifiber facility would be in use and amortized the remaining book value of leasehold improvements and other long-lived assets that were impaired over the remaining estimated use period. Coyote accordingly recognized as a liability and expense in the fourth quarter of 1998, seven months of lease payments and estimated executory costs for the Unifiber facility based on estimates received from local real estate brokers. Should this facility not be sub-leased within this period, Coyote will recognize additional expense in the future.

Year ended December 31, 1998 and 1997

     Net sales for the year ended December 31, 1998 increased 38% to $38,218,000, of which $8,914,000 were from UK operations and $29,304,000 were from U.S. operations, as compared to $27,686,000 for the previous year, of which $8,870,000 were from UK operations and $18,816,000 were from U.S. operations. The increase in net sales is primarily attributable to an increase in golf shaft sales from the acquisition of Unifiber and West Coast. The Company's golf shaft business accounted for approximately 79.9% and 67.0% of the Company's revenue for the years ended December 31, 1998 and 1997, respectively.

     Coyote has approximately 400 customers principally located in the United States and Europe. However, sales to Coyote's top two customers for the year ended December 31, 1998, Callaway and Cobra, represented 20.7% and 15.2%, respectively, of the Company's sales, as compared to 1.9% and 9.9%, respectively, in 1997. Sales to Callaway and Cobra have increased on a percentage basis from 1997 to 1998 as a result of the acquisition of Unifiber in March 1998 and the supply contract entered into with Cobra in September 1998 in connection with the acquisition of West Coast. Because of the historical volatility of consumer demand for specific clubs, as well as continued competition from alternative suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales. The loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company's business or operating results. Coyote anticipates a substantial increase in net sales to Cobra and a substantial decrease in sales to Callaway for the year ended December 31, 1999.

     Coyote, through Unifiber, has entered into a five-year supply agreement, expiring December 31, 2003, with Cobra under which Unifiber will manufacture premium graphite golf shafts for Cobra. Either party may terminate the supply agreement upon a material breach by the other party of that supply agreement or the asset sale agreement between Unifiber and Cobra. While Coyote currently believes it has a strong relationship with Cobra, the loss of Cobra as a customer would have a significant adverse effect on Coyote's business.

  Gross profit for the years ended December 31, 1998 and 1997 was 22% and 20% of net sales, respectively. The increase in gross margin is primarily attributable to a change in product mix to higher margin golf shafts.

  Selling, general and administrative expenses for the year ended December 31, 1998 were 24% of net sales or $9,057,000 as compared to 30% of net sales or $8,243,000 for the previous year. The increase in operating expenses is primarily due to the acquisition of Unifiber and West Coast and approximately $305,000 in expenses incurred in connection with the proposed merger between Coyote and Royal, which were offset by reductions in operating expenses for Apollo.

  Excluding the nonrecurring write off of goodwill and other assets, Coyote had an operating loss of $839,000 for the year ended December 31, 1998, as compared to an operating loss of $2,669,000 for the previous year. The change is attributable to an increase in sales, a change in product mix to higher margin golf shafts and a reduction in selling, general and administrative expenses as a percent of sales, which was partially offset by approximately $305,000 in costs incurred in connection with the proposed merger between Coyote and RP. After the nonrecurring charge of $11,341,332 relating to the nonrecurring write off of goodwill and other assets as noted above, Coyote had an operating loss of $12,180,000 for the year ended December 31, 1998.

  Interest expense was $1,419,000 for the year ended December 31, 1998 as compared to $473,000 for the previous year. The increase in interest expense is primarily attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber and the $5,500,000 note payable entered into on September 9, 1998 to acquire the assets of West Coast.

  In connection to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber, the Company issued shares of Coyote common stock. The fair value of the issued shares are being amortized over the contracted life of the loan. In December 1998, the Company issued additional shares in connection with
the note payable which were expensed.   For the year ended December 31, 1998,
the Company incurred $676,000 in debt financing costs, excluding interest, in connection with the $6,000,000 note payable. The Company entered into two secured promissory notes with Bridge Lenders in 1997 for $1,500,000 and two short term unsecured promissory notes with other lenders in 1997 for $800,000. For the year ended December 31, 1997, the Company incurred $617,000 in debt financing costs, excluding interest, in connection with these notes.

  The Company incurred a charge of $934,000 for the year ended December 31, 1997 by writing off of the intangible assets associated with the ICE*USA trade name and customer list as a result of having received written notice of its payment default of approximately $100,000. Consequently, the Company wrote down the intangible assets in the fourth quarter of the year ended December 31, 1997.

  The Company recorded income tax expense of $169,000 for the year ended December 31, 1998 on net income from its UK operations. The Company recorded an income tax benefit of $281,000 for the year ended December 31, 1997 primarily as a result of losses generated by Apollo in the United Kingdom and recapturing previously paid income taxes in 1997.

  Minority interests in subsidiaries' losses were $212,000 and $407,000 for the years ended December 31, 1998 and 1997, respectively. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials, ICE (prior to the relinquishment of ICE's assets) and Pentiumatics (prior to the exchange of ownership) and is based on the minorities' percentage ownership in Sierra Materials (20%), ICE (prior to the relinquishment of ICE's assets) (20%) and Pentiumatics (prior to the exchange of ownership) (23%).

  Excluding the nonrecurring write off of goodwill and other assets and an extraordinary gain, net loss for the year ended December 31, 1998 was $2,700,000 or $0.57 per share, as compared to a net loss of $4,168,000 or $1.22 per share
for the previous year.   After the nonrecurring charge of $11,341,000 and the
extraordinary gain of $347,000, net loss for the year ended December 31, 1998 was $13,695,000 or $2.88 per share. The increase in net loss is primarily attributable to the nonrecurring charge from the write off of goodwill and other assets and due to an increase in interest expense offset by an increase in sales and gross profit.

  In order to become profitable, Coyote must continue to increase sales while effectively managing costs. Profitability depends to a large extent on management's ability to increase sales, reduce selling, general, and administrative costs, more efficiently use existing plant capacities at Apollo, Reynolds and Sierra Materials and by acquiring companies whose businesses would be complementary to, and compatible with, the existing business of Coyote's subsidiaries. There can be no assurance that Coyote will be able to achieve these goals or become profitable in the future.

  Inflation has not had a significant impact on the Company's operations during the two years ended December 31, 1998.

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

     The Company had gross profit of $5,574,000 for the year ended December 31, 1997, compared with $1,284,000 for the year ended December 31, 1996. Gross margins fell from 23% in 1996 to 20% in 1997 primarily due to the addition of Sierra Materials in April 1997 which historically has had lower gross margins than the Company's other operating entities, inventory write off at ICE*USA and graphite shaft manufacturing costs incurred by Apollo. To improve margins, the Company commenced a $3.0 million capital expansion project in the fourth quarter of 1997 at Sierra Materials to increase capacity and improve operating efficiencies. The capital expansion project was completed in the third quarter of 1998. In addition, the Company closed its graphite shaft manufacturing facility in El Cajon, California in the fourth quarter of 1997.

     The Company's operating expenses increased to $8,243,000 for the year ended December 31, 1997 compared to $2,308,000 for the comparable period in 1996. Operating expenses as a percentage of revenue fell from 42% in 1996 to 30% in 1997 as a result of full year's effect of owning and operating Apollo and Reynolds in 1997.

     The Company incurred an operating loss of $2,669,000 for the year ended December 31, 1997 compared to an operating loss of $1,024,000 for the comparable period in 1996.

     Interest expense for the year ended December 31, 1997 was $473,000 compared to $35,000 in 1996. The increase in interest expense is primarily the result of the Company's credit facilities in the United States, the United Kingdom, interest on the remaining purchase obligation for ICE*USA and interest expense on two promissory notes with bridge lenders which were repaid in September 1997.

     The Company incurred a charge of $934,000 for the year ended December 31, 1997 by writing off of the intangible assets associated with the ICE*USA trade name and customer list as a result of having received written notice of its payment default of approximately $100,000. Consequently, the Company wrote off the intangible assets in the fourth quarter of the year ended December 31, 1997 as there was no continuing utility with these assets.

     The Company entered into two secured promissory notes with bridge lenders in 1997 for $1,500,000 and two short term unsecured promissory notes with other lenders in 1997 for $800,000. For the year ended December 31, 1997, the Company incurred $617,000 in debt financing costs excluding interest in connection with these notes. No such transactions took place in the year ended December 31, 1996.

     The Company recorded an income tax benefit of $281,000 for the year ended December 31, 1997, primarily as a result of losses generated by Apollo in the
United Kingdom and recapturing previously paid income taxes  in 1997.   A
portion of Apollo's current year losses were offset against taxes paid in 1997 on 1996 income and a portion will be utilized to offset future taxable income, if any, in the United Kingdom. No such income tax benefits existed for the year ended December 31, 1996.

     The Company incurred a net loss of $4,168,000 for the year ended December 31, 1997 or a net loss of $1.22 per share compared to a net loss of $938,000 or $0.27 per share for the comparable period in 1996.

Recent Accounting Pronouncements

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.
133), effective for fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet adopted Statement No. 133. The Company believes the accounting and reporting standards required by this statement will not have an effect on its financial statements. The Company will comply with the accounting and reporting requirements under this statement when required.

Seasonality

     As a result of the Company's present operations being primarily dependent upon golf shaft sales, management expects for the foreseeable future that the Company's business will remain seasonal. The Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf shafts, the Company's primary product. The Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the spring and summer months. The success of certain customers' products, patterns of product introduction, and customer acceptance thereof, coupled with generally increasing overall demand for golf shafts, may mitigate the impact of this seasonality.

Year 2000 Issue

     Coyote is aware of the issues associated with the programming code in existing computer systems and is working to resolve the potential impact of the year 2000 on the ability of its computerized information systems to accurately process information that may be date sensitive. Any of Coyote's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures ("Year 2000 Issue"). Coyote utilizes a number of computer programs across its operations. Coyote has developed a Year 2000 project team to address the Year 2000 Issue. An initial assessment has been completed for each of its operations. The evaluation revealed that a number of computer hardware and software systems utilized by Coyote have Year 2000 compliance issues. These systems will need to be replaced or upgraded. The majority of the systems and/or programs are "off the shelf" products with Year 2000 compliant versions now available. However, there are some custom programs which will need to be reprogrammed to be Year 2000 compliant. A Year 2000 plan has been developed for all of Coyote's operations, some of which are in the implementation and testing stages. The systems and programs are scheduled to be replaced or upgraded by September 1, 1999. Coyote expects to have all critical systems and/or programs Year 2000 compliant by August 1999.

     Coyote relies on third parties for many products and services and it may be adversely impacted if these companies are unable to address this issue in a timely manner, which could result in a material financial risk to Coyote.
Coyote has not performed an assessment on the state of readiness and/or compliance of key suppliers and customers. Management plans to identify key suppliers and customers by March 31, 1999. Management expects that completion of its Year 2000 compliance project will result in additional expenditures of approximately $100,000. To date, the Company has spent approximately $30,000 to become Year 2000 compliant. Coyote's failure to resolve the Year 2000 Issue before December 31, 1999 could result in system failures or miscalculations causing disruption in operations including, among other things, an inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the supply of parts and materials, late, missed or unapplied payments, disruptions in order processing and other general problems related to their daily operation. While Coyote believes its Year 2000 compliance actions will adequately address its internal Year 2000 Issue, until Coyote completes its assessment of its suppliers and customers, the overall risks cannot be accurately described and quantified, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company. Coyote has not, to date, implemented a Year 2000 contingency plan. Coyote's goal is to have the major Year 2000 Issues resolved by September 1, 1999. Final verification and validation is scheduled to occur by October 1999. However, Coyote intends to develop and implement a contingency plan by July 31, 1999, in the event that its Year 2000 Issue plan should fall behind schedule.

Liquidity and Capital Resources

     As of December 31, 1998, Coyote had an accumulated deficit of $19,188,000 compared to an accumulated deficit of $5,493,000 at December 31, 1997. Net loss for the year ended December 31, 1998 was $13,695,000, compared to a net loss of $4,168,000 for the previous year. As of December 31, 1998, the Company had a working capital deficit of $14,712,000, compared to working capital of $1,366,000 at December 31, 1997. Cash used in operating activities for the year ended December 31, 1998 was $3,590,000, compared to cash used in operating activities of $4,238,000 for the previous year.

     As of December 31, 1998, Coyote had nine outstanding notes payable. The notes are broken out by operating entity and discussed below.

Parent

     As of March 19, 1998, Coyote entered into a $6,000,000 Promissory Note (the "Note") and Loan Agreement as amended December 30, 1998 (the "Loan Agreement") with Paragon Coyote Texas Ltd. ("Paragon"). Paragon is an unrelated third party to Coyote, although as a condition of the Loan Agreement, the Coyote Board of Directors appointed Mr. Mark Pappas, the president of the general partner of Paragon, to the Company's Board of Directors, a capacity in which he currently serves. In the ordinary course of business, this loan is due September 19, 1998. Interest is payable quarterly at an interest rate of 12% per year. The consummation of the Merger would cause the Note to be due immediately.

     Under the Loan Agreement, Coyote issued Paragon 163,265 shares of Coyote common stock as of March 19, 1998, which represented $1,000,000 divided by the closing price of the common stock on the Nasdaq Small Cap Market on the day immediately preceding the closing of the loan. The Loan Agreement provides that the Company shall issue to Paragon such additional number of shares of Coyote common stock, as are necessary to make the aggregate value of all shares of common stock issued equal $1,000,000 on March 19, 1999, which was subsequently amended to December 30, 1998, upon maturity of the loan and upon the prepayment, of the loan. Pursuant to this formula, and based on a December 29, 1998 closing price of the common stock on the Nasdaq Small Cap Market of $3.25 per share, Coyote issued Paragon an additional 144,427 shares of the Company's common stock effective December 30, 1998. The Company may be required to issue paragon additional shares of common stock at the maturity date (September 19, 1999) and on any date that the Note is prepaid in full prior to the maturity date.

     The Loan Agreement provides that the Note is secured by 1,430,000 shares of the Company's common stock owned by Mel Stonebraker, Director, and by 1,170,000 shares of the Coyote's common stock owned by Jim Probst, President and Chief Executive Officer. Under the Loan Agreement, Messrs. Stonebraker and Probst retain the power to vote their shares of Coyote common stock as long as Coyote is not in default under the Loan Agreement.

     On November 16, 1998, the Company entered into a convertible promissory note for $1,000,000 with interest payable as a warrant to purchase 35,000 shares of the Company's common stock. Principal on the note is due and payable upon refinancing of the Company's debt in connection with the merger between Coyote and Royal Precision, Inc. if the Company is able to secure the refinancing prior to May 1, 1999. In the event that the refinancing does not close on or before May 1, 1999, the holder of the promissory note has the option of converting all or any portion of the principal amount into the Company's common stock at the price of $3.25 per share up to and not to exceed five percent of the then outstanding shares of the Company's common stock. If the holder of the promissory note does not exercise this option, the Company must repay the principal balance of $1,000,000.

Apollo

     One note payable provides for borrowings under a foreign line of credit up to 600,000 Pounds Sterling ("PS") (approximately $1,020,000 U.S. at December 31,
1998) with an interest rate of 1.5% plus the LIBOR rate (. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of December 31, 1998, $715,000 was outstanding under this note payable.

     On November 21, 1998, Apollo entered into a five-year note payable for up to 400,000 PS (approximately $680,000 U.S. at December 31, 1998) with an interest rate of 1.75% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of December 31, 1998, $635,000 was outstanding under this note payable.

     In March 1997, Apollo entered into an agreement with a lender to advance loans secured by trade receivables. As of December 31, 1998, $376,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Apollo U.S.

     In January 1998, Apollo U.S. entered into a Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent (9.5% at December 31, 1998) secured by substantially all of the assets of Apollo U.S. Advances are guaranteed by Sierra Materials and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is two years. At December 31, 1998, the outstanding balance on the loan was $1,877,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

Unifiber

     In March 1998, Unifiber entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent (9.5% at December 31, 1998). Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S., Sierra Materials and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is two years. As of December 31, 1998, the total outstanding balance under the agreement was $1,843,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

     On September 9, 1998, Unifiber entered into a note payable for $5,500,000 with an interest rate of 10%. Principal and accrued interest are due March 31, 1999. Borrowings are secured by the shares of Unifiber and by the assets purchased from Cobra.

Sierra Materials

     In January 1998, Sierra Materials entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus 1.5 percent (9.5% at December 31, 1998). Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is two years. As of December 31, 1998, the total outstanding balance under the Agreement was $2,315,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

     At December 31, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit to secure an operating lease obligation.

     Management believes that the combination of cash and cash equivalents on hand of $925,000, restricted cash on hand of $90,000, its borrowing availability of $402,000 at December 31, 1998, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to meet its obligations as they come due. Additionally, Coyote has historically built inventory in the spring in order to meet demand, thereby increasing Coyote's working capital needs in the spring. The Company has current debt obligations of $19,280,000 among five different lenders. The Company has notified its existing lenders that it is in negotiations with two lending groups to secure longer-term replacement financing for the Company in connection with the merger with Royal Precision Inc. ("RP"). On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. ("RP") signed an agreement to merge (the "Merger"). The Merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. If the Merger is consummated, the Company expects to: secure a revolving line of credit of $10,000,000, at an interest rate of 9.00%; secure a note payable of $18,000,000, at an interest rate of 9.75%; secure a note payable of $12,000,000, at an interest rate of 11.25%; and secure a note payable of $8,000,000, at an interest rate of 13.00%. The notes are expected to be repaid over seven years as follows: year one $1,700,000; year two $5,000,000; year three $6,000,000; year four $17,300,000; year seven $8,000,000. Proceeds will be used to pay all of the Company's current debt obligations of $19,280,000, long-term debt obligations of $893,000, redeem $1,500,000 in Series A Preferred Stock, pay $6,608,000 in estimated financing, merger and registration costs, repay $8,980,000 in RP's current outstanding indebtedness and provide $738,891 for general corporate purposes.

     In the event that the Company is unable to obtain long-term lending facilities and or extend the due dates of its current debt obligations, the Company would seek bridge financing that would enable it to continue operating until it secures replacement long-term lending facilities for its current debt obligations and to meet working capital needs which could have a material adverse effect on Coyote's business, operating results and financial condition. The Company has received a letter of commitment from a lender to financially support the Company through March 31, 2000. Terms of the financial support such as interest rates, collateral, due dates, etc. have not been established. However, there can be no assurance that the Company will obtain long-term lending facilities or bridge financing that would enable it to continue operating without executing the Letter of Commitment.

     Net cash used in operating activities was $3,590,000 for the year ended December 31, 1998, primarily due to the loss and an increase in inventories and a decrease in accrued expenses offset by a decrease in restricted cash.

  Net cash used in investing activities of $6,747,000 for the year ended December 31, 1998, primarily due to the acquisition of Unifiber, the purchase of the assets of West Coast and the purchase of machinery and equipment by Sierra Materials.

  Net cash provided by financing activities was $10,536,000 for the year ended December 31, 1998, primarily due to the borrowings made to acquire Unifiber and the assets of West Coast.

  Coyote continues to consider the acquisition of additional businesses complementary to Coyote's business. Coyote would require additional debt or equity financing, if it were to engage in a material acquisition in the future.


Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements made or incorporated by reference from time to time by Coyote Sports, Inc., its subsidiaries, its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by Coyote Sports, Inc. with the S.E.C., including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following: adverse international, national and local general economic and market conditions, general decreases in consumer spending for sports equipment and recreational products, intense competition, including entry of new competitors, increased or adverse governmental regulation, inadequate capital, unexpected costs, lower revenues and net income than forecasted or greater losses, loss of significant customers, price increases for raw materials, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, labor disputes, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, adverse currency exchange rates, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact Coyote Sports, Inc.'s business and financial performance. Moreover, Coyote Sports, Inc. operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Coyote Sports, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Accountants


The Board of Directors
Coyote Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Coyote Sports, Inc. and subsidiaries (Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coyote Sports, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
------------
KPMG LLP

Boulder, Colorado
March 16, 1999

       COYOTE SPORTS, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   1998                 1997
                                                                            -----------------      ---------------
ASSETS
Current assets:
   Cash and equivalents                                                     $         925,275              726,290
   Restricted cash                                                                     90,000              702,814
   Trade receivables, net of allowance for doubtful accounts of
       $561,000 and $390,000 for 1998 and 1997, respectively                        4,693,788            3,778,483
   Inventories, net                                                                 6,399,249            3,582,194
   Prepaid expenses and other current assets                                          903,712              439,130
                                                                            -----------------      ---------------
       Total current assets                                                        13,012,024            9,228,911

Property, plant and equipment,  net                                                14,185,247            7,546,284
Investment in Unggul                                                                1,930,942                    -
Non-current prepaid services                                                        1,364,074                    -
Other assets, net                                                                     375,862               90,058
                                                                            -----------------      ---------------
                                                                            $      30,868,149           16,865,253
                                                                            =================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                            $      13,127,754            2,705,928
   Current portion of long-term debt                                                6,151,947              452,237
   Accounts payable                                                                 5,312,524            3,204,234
   Accrued expenses                                                                 3,131,578            1,413,362
   Current portion of obligation payable under
       purchase agreement                                                                   -               87,000
                                                                            -----------------      ---------------
       Total current liabilities                                                   27,723,803            7,862,761

Long-term debt, net of current portion                                                893,408              202,644
Related party note payable                                                                  -              600,340
Obligation payable under purchase agreement                                                 -              728,000
Deferred taxes                                                                        381,000              362,000
Other liabilities                                                                     819,330                    -
                                                                            -----------------      ---------------
       Total liabilities                                                           29,817,541            9,755,745

Minority interests in net assets of subsidiaries                                            -              396,874
Redeemable preferred stock, $.001 par value. Authorized
     4,000,000 shares; 75,000 issued and outstanding in 1998,
     redeemable at $20.00 per share                                                 1,500,000                    -
Stockholders' equity (deficit):
   Common stock, $.001 par value. Authorized 25,000,000
     shares; issued and outstanding, 5,777,692 and 3,855,000,
     at December 31, 1998 and 1997, respectively                                        5,778                3,855
   Additional paid-in capital                                                      18,180,202           12,664,642
   Accumulated deficit                                                            (19,188,377)          (5,493,167)
   Accumulated other comprehensive income (loss)                                      553,005             (462,696)
                                                                            -----------------      ---------------
       Total stockholders' equity (deficit)                                          (449,392)           6,712,634
Commitments and contingencies
                                                                            -----------------      ---------------
                                                                            $      30,868,149           16,865,253
                                                                            =================      ===============



         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31,
                                                               -------------------------------------------
                                                                       1998                     1997
                                                               ------------------       ------------------
Net sales                                                      $       38,217,632               27,685,918
Cost of goods sold                                                    (29,999,634)             (22,111,617)
                                                               ------------------       ------------------
     Gross profit                                                       8,217,998                5,574,301
Selling, general and administrative expenses                           (9,056,585)              (8,243,325)
Non-recurring write off of goodwill and other assets                  (11,341,332)                       -
                                                               ------------------       ------------------
     Operating loss                                                   (12,179,919)              (2,669,024)
Other income (expense):
     Interest expense                                                  (1,419,221)                (473,402)
     Debt financing costs                                                (675,510)                (617,156)
     Loss on relinquishment of assets                                           -                 (933,790)
     Other, net                                                           189,824                 (162,466)
                                                               ------------------       ------------------
     Loss before income taxes, minority
        interests and extraordinary item                              (14,084,826)              (4,855,838)
Income tax (expense) benefit                                             (169,000)                 281,273
Minority interests in subsidiaries' losses                                212,035                  406,991
                                                               ------------------       ------------------
Net loss before extraordinary item                                    (14,041,791)              (4,167,574)
                                                               ------------------       ------------------
Extraordinary item, net of taxes                                          346,581                        -
Net loss                                                       $      (13,695,210)              (4,167,574)
                                                               ==================       ==================
Basic and diluted earnings (loss) per share
Loss before extraordinary item                                 $            (2.95)                   (1.22)
Extraordinary item                                                           0.07                        -
                                                               ------------------       ------------------
Net loss                                                       $            (2.88)                   (1.22)
                                                               ==================       ==================

Shares used in calculating basic and
     diluted loss per share                                             4,762,797                3,426,945
                                                               ==================       ==================


         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

                                                                      Year Ended December 31,
                                                            --------------------------------------------
                                                                     1998                   1997
                                                            --------------------      ------------------
Net loss                                                    $        (13,695,210)             (4,167,574)
Other comprehensive income (loss)                                        219,908                (675,116)
                                                            --------------------      ------------------
Comprehensive loss                                          $        (13,475,302)             (4,842,690)
                                                            ====================      ==================

Cumulative foreign currency translation adjustment
      realized upon exchange of ownership interest          $            560,493                       -
                                                            ====================      ==================



         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      Accumulated        Total
                                                 Common stock          Additional                    comprehensive    stockholders'
                                          ------------------------      paid-in     Accumulated     income (loss)       equity
                                            Shares         Amount       capital       deficit         adjustment       (deficit)
                                          ---------      ---------    -----------   ------------     -------------   -------------
 BALANCES AT JANUARY 1, 1997              3,450,000      $   3,450      6,136,288     (1,325,593)          212,420       5,026,565

 Contributed Capital                              -              -      2,211,045              -                 -       2,211,045
 Stock returned to the Company for
       cancellation                        (850,000)          (850)             -              -                 -            (850)
 Sale of common stock, net of issuance
       costs                              1,180,000          1,180      3,973,634              -                 -       3,974,814
 Common stock and warrants issued
       pursuant to contractual
       obligations                           75,000             75        343,675              -                 -         343,750
 Net loss                                         -              -              -     (4,167,574)                -      (4,167,574)
 Accumulated comprehensive income
       (loss) adjustment                          -              -              -              -          (675,116)       (675,116)
                                          ---------      ---------    -----------   ------------     -------------   -------------
 BALANCES AT DECEMBER 31, 1997            3,855,000          3,855     12,664,642     (5,493,167)         (462,696)      6,712,634

 Common stock issued for services           825,261            825      2,119,517              -                 -       2,120,342
 Common stock issued for acquisition        521,739            522      1,499,478              -                 -       1,500,000
 Common stock issued in connection
       with note payable                     18,000             18         59,044                                           59,062
 Common stock issued in connection
       with long-term debt                  307,692            308        975,202              -                 -         975,510
 Sale of common stock, net of
       issuance costs                       250,000            250        949,750              -                 -         950,000
 Warrants issued with long-term debt              -              -        168,455              -                 -         168,455
 Redeemable preferred stock issuance
       costs                                      -              -       (255,886)             -                 -        (255,886)
 Net loss                                         -              -              -    (13,695,210)                -     (13,695,210)
 Accumulated other comprehensive income
       adjustment                                 -              -              -              -         1,015,701       1,015,701
                                          ---------      ---------    -----------   ------------     -------------   -------------
 BALANCES AT DECEMBER 31, 1998            5,777,692      $   5,778     18,180,202    (19,188,377)          553,005        (449,392)
                                          =========      =========    ===========   ============     =============   =============

         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended December 31,
                                                                                     ----------------------------------------------
                                                                                              1998                       1997
                                                                                     ----------------------      ------------------
Cash flows from operating activities:
    Net loss                                                                         $          (13,695,210)             (4,167,574)
    Charges (credits) not affecting cash:
       Depreciation and amortization                                                              1,910,571                 489,517
       Deferred tax liability                                                                             -                 (64,000)
       Loss on relinquishment of assets                                                                   -                 933,790
       Minority interests' in subsidiaries' losses                                                  (55,445)               (406,991)
       Stock issued for services                                                                  2,120,342                       -
       Write-off of goodwill and other assets                                                    11,341,332                       -
       Extraordinary gain, net                                                                     (346,581)                      -
       Gain on exchange of ownership                                                                (17,267)                      -
    Changes in operating assets and liabilities, net of impact of acquisitions:
       Restricted cash                                                                              612,814                (702,814)
       Trade receivables                                                                           (298,631)               (795,628)
       Receivables from related parties                                                                   -                  91,735
       Inventories                                                                               (1,506,034)                778,487
       Prepaid expenses and other current assets                                                 (2,697,952)               (139,880)
       Accounts payable                                                                             134,761                (180,426)
       Accrued expenses                                                                            (903,535)                564,112
       Taxes payable                                                                               (188,949)               (638,000)
                                                                                     ----------------------      ------------------
            Net cash used in operating activities                                                (3,589,784)             (4,237,672)
                                                                                     ----------------------      ------------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                                    (3,097,706)             (3,968,624)
    Other assets                                                                                          -                 (99,012)
    Acquisition of businesses, net of cash acquired                                              (3,649,441)               (192,634)
                                                                                     ----------------------      ------------------
       Net cash used in investing activities                                                     (6,747,147)             (4,260,270)
                                                                                     ----------------------      ------------------

Cash flows from financing activities:
    Proceeds from notes payable                                                                   4,034,150               1,006,247
    Payments on notes payable                                                                    (2,613,376)               (414,926)
    Borrowings on long-term debt                                                                  7,781,702                 739,781
    Payments on long-term debt                                                                     (860,674)                      -
    Borrowings on related party notes payable                                                             -                 465,188
    Sale of minority interest in Pentiumatics                                                             -                 594,177
    Sale of preferred stock                                                                       1,244,114                       -
    Sale of common stock                                                                            950,000               6,528,759
                                                                                     ----------------------      ------------------
       Net cash provided by financing activities                                                 10,535,916               8,919,226
                                                                                     ----------------------      ------------------
       Increase (decrease) in cash and equivalents                                                  198,985                 421,284
Cash and equivalents at beginning of year                                                           726,290                 305,006
                                                                                     ----------------------      ------------------
Cash and equivalents at end of year                                                  $              925,275                 726,290
                                                                                     ======================      ==================
Supplemental disclosure of cash flow information
       Cash paid during the year for interest                                        $            1,234,966                 355,867
                                                                                     ======================      ==================
       Cash paid during the year for income taxes                                    $               24,447                 257,000
                                                                                     ======================      ==================
       Non-cash financing activities:
            Fair value of common stock issued for services                           $            2,120,342                       -
                                                                                     ======================      ==================
            Fair value of common stock issued in connection with long term debt      $              975,510                       -
                                                                                     ======================      ==================
            Fair value of common stock issued for acquisiton                         $            1,500,000                       -
                                                                                     ======================      ==================
            Fair value of common stock issued in connection with notes payable       $               59,062                       -
                                                                                     ======================      ==================
            Note payable entered into in connection with acquisition                 $            5,500,000                       -
                                                                                     ======================      ==================
            Book value of assets exchanged in connection with exchange of ownership
               interest                                                              $              848,266                       -
                                                                                     ======================      ==================
            Fair value of assets received in connection with exchange of ownership
               interest                                                              $            1,426,025                       -
                                                                                     ======================      ==================
            Cumulative foreign currency translation loss realized upon exchange
               of ownership interest                                                 $             (560,493)                      -
                                                                                     ======================      ==================


         See accompanying notes to consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Nature of Business

Coyote Sports, Inc. and subsidiaries (the "Company"), designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. The Company's products include steel and graphite golf shafts (under the names Apollo and Unifiber), premium grade steel cycle tubing (under the name Reynolds), and graphite and other advanced composite materials (under the name Sierra Materials) for use in the production of golf shafts, fishing poles, ski poles, hockey sticks and other products. The Company sells its golf shafts and bicycle frame tubes in wholesale markets and to assemblers of finished products primarily in the United States and Europe and its advanced composite materials to manufacturers in the United States and Southeast Asia. The Company's golf shaft business accounted for approximately 80% and 67% of the Company's net sales for the years ended December 31, 1998 and 1997, respectively. If the demand for golf products were to experience a significant change it could have a significant impact on the Company's financial performance.

The Company, in addition to the businesses described above, plans to expand its existing product lines into other sporting good product lines in the future. The Company plans to develop some of these products internally, as well as, acquiring companies with existing products lines that complement the Company's product lines.

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries in which a controlling interest is held, including Apollo Sports Technologies, Limited (Apollo), Apollo Golf, Inc. (Apollo U.S.), Reynolds Cycle Technology, Limited (Reynolds), Unifiber Corporation and Cape Composites, Inc., a wholly-owned subsidiary of Sierra Materials, LLC (which collectively are referred to herein as Sierra Materials). All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The Company incurred losses of $13,695,210 and $4,167,574 for the years ended December 31, 1998 and 1997, respectively. The Company has a stockholders' deficit of $449,392 as of December 31, 1998. As of December 31, 1998, the Company had a working capital deficit of $14,711,779. Cash used in operating activities for the year ended December 31, 1998 was $3,589,784.

The Company has current debt obligations of $19,280,000 among five different lenders. The Company has notified its existing lenders that it is in negotiations with two lending groups to secure longer-term replacement financing for the Company in connection with the merger with Royal Precision Inc. ("RP"). On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. ("RP") signed an agreement to merge (the "Merger"). The Merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. If the Merger is consummated, the Company expects to: secure a revolving line of credit of $10,000,000; secure a note payable of $18,000,000; secure a note payable of $12,000,000, and secure a note payable of $8,000,000. If the financing is secured, proceeds will be used to pay all of the Company's current debt obligations of $19,280,000, long-term debt obligations of $893,000, redeem $1,500,000 in Series A Preferred Stock, pay $6,608,000 in estimated financing, merger and registration costs, repay $8,980,000 in RP's current outstanding indebtedness and provide $738,891 for general corporate purposes. The Company must secure financing in order to effect the Merger.

Additionally, Coyote has historically built inventory in the spring in order to meet demand, thereby increasing Coyote's working capital needs in the spring.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the event that the Company is unable to obtain long-term lending facilities and or extend the due dates of its current debt obligations, the Company would seek bridge financing that would enable it to continue operating until it secured replacement long-term lending facilities for its current debt obligations and to meet working capital needs which could have a material adverse effect on Coyote's business, operating results and financial condition. The Company has received a letter of commitment from a lender to financially support the Company through March 31, 2000. Terms of the financial support such as interest rates, collateral, due dates, etc. have not been established. However, there can be no assurance that the Company will obtain long-term lending facilities or bridge financing that would enable it to continue operating, without exercising the letter of commitment.

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

Intangible Assets

The Company evaluates long-lived assets, which included goodwill, at the lowest level for which there are identifiable cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 17 "Intangible Assets". As of December 31, 1998, all goodwill resulting from the acquisition of Unifiber Corporation on March 19, 1998 was written off. Impairment was determined by evaluating the estimated amount at which the assets of Unifiber could be sold in a current transaction between willing parties. It was determined the goodwill acquired in the Unifiber acquisition had been significantly impaired due to a significant reduction in order volume from its three largest customers who had historically represented approximately 90% of sales. Accordingly, the remaining goodwill of $10,815,119 was written off. Additionally, Coyote estimated the remaining periods that the Unifiber facility would be in use and amortized the remaining book value of leasehold improvements and other long-lived assets that were impaired over the remaining estimated use period. Coyote accordingly recognized as a liability and expense in the fourth quarter of 1998, seven months of lease payments and estimated executory costs for the Unifiber facility based on estimates received from local real estate brokers. Should this facility not be sub-leased within this period, Coyote will recognize additional expense in the future.

As of December 31, 1997, all intangible assets related to trade names and customer lists for ICE*USA were written off as the Company was in payment default on its purchase obligation. On June 15, 1998, the Company relinquished the right to these intangible assets to the previous owner and was released from its purchase obligation for ICE*USA.

Revenue Recognition

The Company recognizes sales upon shipment to customers.

Research and Development Expenses

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Amounts charged against operations in 1998 and 1997 were approximately $813,000 and $783,000, respectively, which are included in operating expenses.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Advertising

The Company expenses advertising costs when incurred. Advertising expenses recognized in the years ended December 31, 1998 and 1997 were approximately $302,000 and $622,000, respectively, and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Comprehensive Income

The Company has adopted Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Foreign currency translation adjustments are the Company's only component of comprehensive income.

Foreign Currency

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the accumulated comprehensive income (loss) in stockholders' equity (deficit).

Gains and losses on transactions denominated in other than the functional currency are recognized in income as they occur.

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

Loss Per Share

Loss per share is reported as basic loss per share, which uses the weighted average number of common shares outstanding, and diluted loss per share, which assumes conversion of all potentially dilutive securities. Due to losses in both years, any conversion would be anti-dilutive and, accordingly, basic and diluted loss per share is the same.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  ACQUISITIONS

On September 9, 1998, the Company purchased substantially all of the assets of West Coast Composites ("West Coast"), a wholly-owned subsidiary of Cobra Golf Incorporated, for a purchase price of $500,000 in cash and $5,500,000 in the form of a secured note payable due March 31, 1999. The acquisition was accounted for by the purchase method. As a result of the acquisition, total assets recorded were $6,500,000 and liabilities assumed were $500,000. The assets of West Coast were consolidated into Unifiber as of September 9, 1998. No goodwill resulted from this acquisition. Activities of West Coast are included in the Company's financial statements starting September 10, 1998.

On March 19, 1998, the Company acquired all of the outstanding stock of Unifiber Corporation (Unifiber), a supplier of graphite golf shafts to premium original equipment manufacturers, for a purchase price of $3,000,000 in cash and 521,739 shares of the Company's Common Stock with a fair value of $1,500,000. The acquisition was accounted for by the purchase method. Under the terms of the agreement, the previous owner has the option to sell the shares back to the Company for a period of two years after the closing at a price of $5.17 per share. In addition, the Company has agreed to pay the previous owner $100,000 per year for five years for consulting services. As a result of the acquisition, total assets recorded were $13,879,967, of which $10,998,427 was goodwill. Liabilities assumed were $9,082,446. Results of Unifiber are included in the Company's financial statements starting April 1, 1998 as results for the period from March 20, 1998 to March 31, 1998 are not significant. As of December 31, 1998, all goodwill resulting from the acquisition of Unifiber was written off.

On April 1, 1997, the Company acquired all of the outstanding stock of Pentiumatics Sdn. Bhd. (Pentiumatics), a Southeast Asian entity whose principal operations have not commenced. The acquisition was accounted for by the purchase method. Consideration for Pentiumatics was approximately $200,000 cash and no goodwill was recorded. Subsequent to the purchase, 23% of the common stock was sold to an independent third party. On July 23, 1998, Coyote exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd. for a 28% ownership in the outstanding common stock of Unggul Galakan Sdn. Bhd. (Unggul). Unggul wholly owns Action Wear Sdn. Bhd. (Action Wear), a Southeast Asian manufacturer of athletic apparel.

On March 27, 1997, the Company established a new entity, Sierra Materials, LLC (Sierra). Sierra is 80% owned by the Company and 20% owned by two individuals. Sierra was established to acquire Cape Composites, Inc. (d/b/a Sierra Materials). Sierra Materials is a supplier of graphite and other advanced composite materials for use in the sports and recreational markets. The acquisition of Sierra Materials coincided with the formation of Sierra on March 27, 1997. The transaction was accounted for by the purchase method, with the assumption of approximately $650,000 in outstanding debt. The operations of Sierra have been included in the Company's consolidated financial statements from March 27, 1997 forward. No cash was paid and no goodwill was recorded as a result of this acquisition.

The following unaudited pro forma financial information for the years ended December 31, 1998 and 1997 present the combined results of operations of the Company, Sierra Materials and Unifiber as if the acquisitions had occurred as of the beginning of 1997 and 1998, respectively, after giving effect to certain adjustments. The pro forma financial information does not include the effect of certain acquisitions and dispositions because these transactions were not material on an individual or an aggregate basis. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Sierra Materials and Unifiber constituted a single entity during such periods.


                                                  Years Ended December 31,
                                              ---------------------------------
                                                  1998                 1997
                                              -------------        ------------
                                               (unaudited)          (unaudited)

Net sales                                     $  41,976,549        $ 48,170,866
Net loss before extraordinary item              (16,638,086)         (6,650,255)
Basis and diluted loss per share before
   extraordinary item                         $    (3.49)          $    (1.62)


 (3)    RESTRICTED CASH

At December 31, 1998, $90,000 in cash was restricted and held as collateral against a standby letter of credit with a bank to secure an operating lease obligation, which expires February 28, 1999.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (4)    INVENTORIES

Inventories consist of the following:

                                                                                         December 31,
                                                                      ------------------------------------------------
                                                                                1998                       1997
                                                                      ---------------------      ---------------------
        Raw materials and supplies                                              $ 1,746,787                    845,469
        Work-in-process                                                           1,682,018                  1,034,927
        Finished goods                                                            4,151,757                  2,414,362
                                                                      ---------------------      ---------------------
                                                                                  7,580,562                  4,294,758
        Reserve                                                                  (1,181,313)                  (712,564)
                                                                      ---------------------      ---------------------
                                                                                $ 6,399,249                  3,582,194
                                                                      =====================      =====================

 (5)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                         December 31,
                                                                      ------------------------------------------------
                                                                                1998                       1997
                                                                      ---------------------      ---------------------
        Land                                                                    $   816,000                  2,909,638
        Buildings                                                                   110,000                    147,933
        Machinery and equipment                                                  12,486,518                  4,935,224
        Furniture and fixtures                                                    2,391,317                     38,785
                                                                      ---------------------      ---------------------
                                                                                 15,803,835                  8,031,580
Less accumulated depreciation and amortization                                   (1,618,588)                  (485,296)
                                                                      ---------------------      ---------------------
                                                                                $14,185,247                  7,546,284
                                                                      =====================      =====================

 (6)    NOTES PAYABLE

Notes payable consist of the following:

                                                                                              December 31,
                                                                              -------------------------------------------
                                                                                       1998                    1997
                                                                              --------------------     ------------------
(A) Note payable, with interest payable as a warrant to purchase shares of
     the Company's common stock, due May 1, 1999                                        $  877,487                      -
(B) Note payable under line of credit, variable interest rate of 1.5% plus
     LIBOR rate (8.94% at December 31, 1998), interest payable quarterly                   715,000                      -
(C) Note payable, variable interest rate of 5% over the Federal Reserve discount rate (10% at December 31, 1998), interest and note due March 31,
     1999                                                                                5,500,000                      -
(D) Note payable under line of credit and term loan, variable interest rate of 1.5% over the lender's prime rate (9.5% at December 31, 1998), interest
     payable monthly                                                                     1,843,016                      -
(E) Note payable under line of credit, variable interest rate of 1.5% over
     the lender's prime rate (9.5% at December 31, 1998), interest payable monthly       1,877,000                      -
(F) Note payable under line of credit and term loan, variable interest rate of 1.5%
     over the lender's prime rate (9.5% at December 31, 1998), interest payable
     monthly                                                                             2,315,251                      -
    Note payable to individual with interest of 18,000 shares of
     the Company's common stock, which was repaid in 1998                                        -                400,000


                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Note payable under line of credit, variable interest rate of 1.5% over
       the bank's prime rate, which was repaid in 1998                                          -              1,307,000
      Note payable under line of credit, variable interest rate of 1.5% over
       the bank's prime rate, which was repaid in 1998                                          -                500,000
      Note payable under line of credit, variable interest rate of 1.5% over
       the bank's prime rate, which was repaid in 1998                                          -                162,499
      Note payable under line of credit, variable interest rate of 1.5% over
       the bank's prime rate, which was repaid in 1998                                          -                336,429
                                                                              -------------------     ------------------
                                                                                      $13,127,754              2,705,928
                                                                              ===================     ==================



(A) On November 16, 1998, the Company entered into a Convertible Promissory Note (the "Note") for $1,000,000. The Note is due three days after the closing of a debt placement (the "Debt Financing") as defined in the agreement. In the event the Debt Financing does not close on or before May 1, 1999, then the holder has the option to convert the remaining principal balance into common stock at a price of $3.25 per share up to and not to exceed five percent (5%) of the then outstanding shares. As of December 31, 1998, the balance outstanding, net of unaccreted value of warrants, is $877,487.

The Company issued 35,000 warrants exercisable for an aggregate of 35,000 shares of common stock in connection with the $1,000,000 convertible promissory note. The warrants are exercisable for a period of five years beginning six months from (i) May 1, 1999 or (ii) from the date the Company refinances its existing debt obligations, at an exercise price of $0.01.

(B) On September 22, 1998, the Company repaid the remaining balance under a foreign line of credit and entered into a new Credit Facility Agreement (credit facility) which provides for borrowings under a foreign line of credit up to 600,000 PS ($1,002,000 U.S.). Amounts outstanding on the credit facility are secured by substantially all of Apollo's and Reynolds' assets. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for five years. As of December 31, 1998, the Company had total borrowings of 426,000 PS ($715,000 U.S.).

(C) On September 9, 1998, the Company entered into a $5,500,000 note payable for the purchase of certain assets. The interest rate is the Federal Reserve
discount rate plus 5 percent.   The note is secured by certain assets of
Unifiber and is guaranteed by the parent company.

(D) On March 19, 1998, the Company entered into a new Loan and Security Agreement with a lender to advance loans up to $2,300,000. The agreement provides for a term loan of $1,100,000 and a capital equipment loan not to exceed $200,000 at an interest rate of prime plus 1.5 percent. Borrowings are secured by substantially all assets of Unifiber and are guaranteed by Apollo U.S., Sierra Materials, and the parent company. Advances are calculated on a daily basis and based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. The Company may not declare or pay any dividends without the written consent of the lender. At December 31, 1998, the balance under this agreement was $1,843,016.

(E) On January 9, 1998, the Company repaid the remaining balance on a line of credit secured by substantially all assets of Apollo U.S. and entered into a new Loan and Security Agreement with a lender to advance loans up to $2,300,000, secured by substantially all assets of Apollo U.S. Advances are guaranteed by Sierra Materials and the parent company. Advances are calculated on a daily basis and based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. The Company may not declare or pay any dividends without the written consent of the lender. At December 31, 1998, the balance under this agreement is $1,877,000.

(F) On January 9, 1998, the Company repaid the remaining balance on a line of credit and a term loan secured by substantially all assets of Sierra Materials and entered into a new Loan and Security Agreement with a lender which provides advance loans up to $2,500,000. The agreement provides for a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of the prime rate plus 1.5 percent. The term loan and the capital equipment loan were combined during 1998 into one term loan. Borrowings are secured by substantially all of the assets of Sierra Materials and are

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


guaranteed by Apollo U.S., and the parent company. Advances are calculated on a daily basis and based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is for two years. The Company may not declare or pay any dividends without the written consent of the lender. At December 31, 1998, the balance outstanding under the agreement was $2,315,251.

At December 31, 1998, the Company had a borrowing availability of $402,000 in aggregate on its notes payable.

 (7)    LONG TERM DEBT

Long term debt consists of the following:

                                                                                              December 31,
                                                                              -------------------------------------------
                                                                                       1998                    1997
                                                                              --------------------     ------------------
(A) Term loan, variable interest rate of 1.75% plus LIBOR rate (9.19% at
     December 31, 1998), interest payable quarterly                                $     635,000                     -
(B) Note payable, interest rate of 12%, interest payable quarterly                     6,000,000                     -
(C) Note payable secured by accounts receivable, variable interest rate of
     1.75% over the lender's base rate (9.25% at December 31, 1998), interest
     payable monthly                                                                     376,000               347,000
Capital leases                                                                            38,505               375,023
                                                                              --------------------     ------------------
Total                                                                                  7,049,505               722,023
 Less interest on capital lease obligations                                                4,150                67,142
 Less current portion                                                                  6,151,947               452,237
                                                                              --------------------     ------------------
                                                                                   $     893,408               202,644
                                                                              ====================     ==================


(A) On September 22, 1998, the Company repaid the remaining balance under a foreign line of credit and term loan and entered into a new five year Credit Facility Agreement (credit facility) which provides for a term loan of 400,000 PS ($668,000 U.S.) at an interest rate of LIBOR plus 1.75%. Additionally, the credit facility provides for borrowings of up to 6,000,000 PS ($10,026,000 U.S.) for spot and forward foreign exchange transactions and borrowings of up to 50,000 PS ($83,000 U.S.) for customs bonds. Amounts outstanding on the credit facility are secured by substantially all of Apollo's and Reynolds' assets. The term loan will be repaid in twenty consecutive quarterly payments of 20,000 PS ($33,400) beginning on December 22, 1998. As of December 31, 1998, the Company had total borrowings of 380,000 PS ($635,000 U.S.).

(B) As of March 19, 1998, Coyote entered into a $6,000,000 Promissory Note (the "Note") and Loan Agreement as amended December 30, 1998 (the "Loan Agreement") with Paragon Coyote Texas Ltd. ("Paragon"). Paragon is an unrelated third party to Coyote, although as a condition of the Loan Agreement, the Coyote Board of Directors appointed Mr. Mark Pappas, the president of the general partner of Paragon, to the Company's Board of Directors, a capacity in which he currently serves. In the ordinary course of business, this loan is due September 19, 1999. Interest is payable quarterly at an interest rate of 12% per year. The consummation of the merger between the Company and Royal Precision, Inc. would cause the Note to be due immediately.

Under the Loan Agreement, Coyote issued Paragon 163,265 shares of Coyote common stock as of March 19, 1998, which represented $1,000,000 divided by the closing price of the common stock on the Nasdaq Small Cap Market on the day immediately preceding the closing of the loan. The Loan Agreement provides that the Company shall issue to Paragon such additional number of shares of Coyote common stock as are necessary to make the aggregate value of all shares of common stock issued equal $1,000,000 on March 19, 1999, which was subsequently amended to December 30, 1998, and upon maturity of the loan and upon the prepayment, of the loan. Pursuant to this provision, and based on a December 29, 1998 closing price of the common stock on the Nasdaq Small Cap Market of $3.25 per share, Coyote issued Paragon an additional 144,427 shares of the Company's common stock effective December 30, 1998. The Company may be required to issue Paragon additional shares of common stock at the maturity date (September 19, 1999) and on any date that the Note is prepaid in full prior to the maturity date.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(C) In March 1997, the Company entered into an agreement with a lender to advance loans secured by trade receivables. As of December 31, 1998, 225,000 PS ($376,000 U.S.) was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Based on scheduled annual maturities of notes payable and long term debt payments are as follows in each of the five years 1999 through 2003, respectively, are $17,059,689, $1,128,208, $737,800, $737,800, and $509,612.

At December 31, 1998, equipment includes items under capital leases with book values of $21,000 and accumulated amortization of $16,000.

(8)    INCOME TAXES

Income tax expense (benefit) is comprised of the following:


                                                       December 31,
                                            ----------------------------------
                                                1998                  1997
                                            -------------        -------------
      Current:
        United States:
          Federal                           $           -                    -
          State                                         -                    -
        United Kingdom                            158,000             (217,273)
                                            -------------        -------------
                                                  158,000             (217,273)
      Deferred:
        United States:
          Federal                                       -                    -
          State                                         -                    -
        United Kingdom                             11,000              (64,000)
                                            -------------        -------------
                                                   11,000              (64,000)

                                            $     169,000             (281,273)
                                            =============        =============



Actual income tax expense (benefit) differs from the amounts computed using the U.S. statutory tax rate of 34% as follows:

                                                                                           December 31,
                                                                        ------------------------------------------------
                                                                                  1998                       1997
                                                                        --------------------         -------------------
Computed tax benefit at the expected statutory rate                     $         (4,397,000)                 (1,651,000)
Increase (decrease) in income taxes resulting from:
   State tax, net of federal benefit and state tax credits                           (92,000)                    (88,437)
     Increase in valuation allowance in the U.S.                                   1,364,000                   1,107,000
     Increase in valuation allowance in the UK                                             -                     170,000
     Difference between UK and U.S. tax rates                                        (35,000)                     37,719
     Partial relief for UK losses carried back                                             -                      50,698
     Foreign exchange adjustments not deductible for UK
          tax purposes                                                                     -                      75,918
     Impact of acquisitions                                                         (488,000)
     Goodwill and other permanent differences                                      3,999,000                           -
     Other, net                                                                     (183,000)                     16,829
                                                                        --------------------         -------------------

                Income tax (benefit) expense                            $            169,000                    (281,273)
                                                                        ====================         ===================


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           December 31,
                                                                        ------------------------------------------------
                                                                                  1998                       1997
                                                                        ---------------------      ---------------------
Deferred tax assets:
   Net operating loss carryforwards                                     $           1,954,000                  1,642,000
   Bad debts and inventory allowances                                                 539,000                    232,000
   Other accruals and reserves                                                        624,000                     72,000
                                                                        ---------------------      ---------------------
        Total deferred tax assets                                                   3,117,000                  1,946,000
Valuation allowance                                                                (3,037,000)                (1,834,000)
                                                                        ---------------------      ---------------------
       Net deferred tax assets                                                         80,000                    112,000
Deferred tax liability - difference in book and tax
   basis of property, plant and equipment                                            (461,000)                  (474,000)
                                                                        ---------------------      ---------------------
       Net deferred tax liability                                       $            (381,000)                  (362,000)
                                                                        =====================      =====================

At December 31, 1998, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $4,812,000 and net operating loss carryforwards for United Kingdom income tax purposes of $223,000. United Kingdom loss carryforwards have no expiration. U.S. net operating loss carryforwards are available to offset future federal taxable income and expire in the following years:


          2009                      $    16,000
          2010                          366,000
          2011                          904,000
          2012                        1,884,000
          2018                        1,642,000
                                   -------------
                                    $ 4,812,000
                                   =============


At December 31, 1998, management believes it is more likely than not that the Company will not realize the benefits of its deferred tax assets and, accordingly, has recognized a valuation allowance.

(9)  REDEEMABLE PREFERRED STOCK

On November 16, 1998, the Company issued 75,000 shares of Series A redeemable preferred stock at $20.00 per share. Net cash proceeds were $1,350,000, net of issuance costs. The preferred stock has a non-cumulative dividend rate of 6%
per annum.   The redeemable preferred stock is stated at its redemption value,
$20.00 per share. Under the proposed merger with RP, if the merger is consummated a change of control would be in effect and the Company would pay the total redemption value of $1,500,000. The preferred stock has no voting rights. In connection with the issuance of the Series A Preferred Stock, the Company issued 22,000 shares of common stock.

(10)   COMMON STOCK

In September 1998, the Company issued 250,000 shares of common stock at $4.00 per share in a private placement. The proceeds of the private placement were used in connection with the acquisition of assets of West Coast Composites from Cobra Golf. Inc.

In February 1998, the Company issued 18,000 shares of common stock in connection with a $400,000 note payable which was entered into in December 1997 and paid in full in March 1998.

In January 1998, the Company issued 200,000 shares of common stock to an investor relations group as compensation for investor relation services. In December 1998, the Company issued an additional 125,000 shares of common stock to the investor relations group as compensation for investor relations to be provided for from July 1, 1999 to June 30, 2000. For the year ended December 31, 1998, the Company recognized $262,000 in selling, general and administrative expenses and as of December 31, 1998 had a remaining other asset balance of $542,000. The amounts are being amortized over the contracted period from January 1, 1998 through June 30, 2000.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September 1997, the Company completed its initial public offering of 1,255,000 shares of common stock (including an exercised underwriter's over-allotment option of 130,000 shares and 75,000 shares issued to bridge lenders) at a price of $5.00 per share, providing the Company with net proceeds of approximately $3,970,000, after deducting underwriting discounts and commissions of approximately $780,000 and offering costs of approximately $1,150,000.

(11)   STOCK OPTIONS AND WARRANTS

Stock options

In 1997, the board of directors adopted, and stockholders approved, Coyote Sports, Inc. 1997 Stock Option Plan (1997 Plan). In March 1998, the board of directors adopted, and stockholders approved, Coyote Sports, Inc. 1998 Stock Option Plan (1998 Plan). The 1998 Plan and 1997 Plan (the "Plans") provide for the grant of options to purchase up to 1,000,000 and 500,000 shares of the Company's Common Stock, respectively, that are intended to qualify as either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Plans to persons who, in the case of Incentive Stock Options, are employees (including officers of the Company or its subsidiaries), or, in the case of Nonstatutory Stock Options, are employees (including officers of the Company or its subsidiaries), non-employee directors or consultants of the Company. The Plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee has full discretionary authority, subject to certain restrictions, to determine the number of shares for which Incentive Stock Options and Nonstatutory Stock Options may be granted and the individuals to whom, and the times at which, and the exercise prices for which options will be granted.

On February 10, 1998, the stockholders voted by majority consent to approve the Amendment to the Coyote Sports, Inc. 1997 Stock Option Plan. The Amendment increased the total available stock options under the 1997 Plan from 500,000 to 1,000,000.

In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected not to adopt the fair value method of accounting for employee stock options or similar equity instruments and, accordingly, no compensation expense has been recognized for its stock options. However, as required by SFAS No. 123, the Company has provided the pro-forma disclosures of the value of options granted using the Black-Scholes option pricing model. The weighted average assumptions used for valuing stock option grants for 1998 and 1997 were a risk-free interest rate of 6%, no dividend yield, a volatility of 65% for 1998 and 30% for 1997 and a weighted average expected life of the options of five years for 1998 and three years for 1997. The weighted average assumptions reflect the historical volatility of the Company's stock price and expected exercise date of the stock options.

For the years ended December 31, 1998 and 1997, the fair value of options granted was approximately $1,135,000 and $482,000, respectively, which would have been recognized on a straight line basis over the vesting period of the options. The weighted-average fair value per share of options granted in 1998 and 1997 was $2.93 and $1.35, respectively.

If the Company had accounted for stock options issued to employees in accordance with SFAS No. 123, the Company's net loss, pro forma net loss, net loss per share and pro forma net loss per share would have been as follows:


                                                   December 31,
                                           ---------------------------------
                                                1998               1997
                                           --------------     --------------

Net loss as reported                       $  (13,695,210)         4,167,574
Pro forma net loss                         $  (13,968,843)         4,223,500
Net loss per share                         $     (2.88)             (1.22)
Pro forma net loss per share               $     (2.93)             (1.23)



The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net loss and loss per share for future years as options vest over several years.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the stock option transactions under the plans as discussed above:

                                                                             Weighted average
                                                            Shares             option price
                                                      -----------------    ------------------
Options outstanding at January 1, 1997                                -                    -
    Granted                                                     487,000                $ 5.11
    Exercised                                                         -                     -
    Terminated                                                        -                     -
                                                      -----------------    ------------------
Options outstanding at December 31, 1997                        487,000                $ 5.11
    Granted                                                     395,000                $ 4.81
    Exercised                                                         -                     -
    Terminated                                                  129,500                $ 5.06
                                                      -----------------    ------------------
Options outstanding at December 31, 1998                        752,500                $ 4.96

Options exercisable at December 31, 1998                        119,167                $ 5.13

All options expire seven years from the grant date and have a weighted average remaining contracted life of 6.1 years. Options outstanding at December 31, 1998, have exercise prices ranging from $4.375 to $5.375.

Warrants

During 1997, the Company issued 250,000 warrants exercisable for an aggregate of 125,000 shares of common stock. These warrants are exercisable beginning March 18, 1998 through September 18, 2000 at an exercise price of $7.50 per share.
The warrants are subject to redemption at $7.50 by the Company if the closing high bid price of the common stock exceeds $11.25 during a period of at least 20 out of 30 trading days and if certain other conditions are satisfied.

The Company issued to the underwriter in connection with the initial public offering 105,000 warrants exercisable to purchase 105,000 shares of Common Stock at $6.25 per share. The warrants are exercisable from September 18, 1998 through September 18, 2002. The warrants contain anti-dilution provisions.

(12)  LOSS PER SHARE

The following represents a reconciliation of the losses and outstanding shares used to compute loss per share:


                                                              Year Ended December 31,
                                                     ---------------------------------------
                                                            1998                  1997
                                                     ------------------     ----------------
Net loss                                             $      (13,695,210)    $     (4,167,574)
Common shares outstanding at
    beginning of the year as adjusted for
    cancelled stock                                           3,855,000            3,450,000
Net effect of shares issued (retired)
    during the year                                             907,797              (23,055)
                                                     ------------------     ----------------
Shares used in computing net loss per share                   4,762,797            3,426,945
Net effect of dilutive stock options                                  -                    -
                                                     ------------------     ----------------
Shares used in computing diluted loss
    per share                                                 4,762,797            3,426,945
Basic and diluted loss per share                     $            (2.88)    $          (1.22)


                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  RELATED PARTIES

The minority stockholders of Pentiumatics had made loans to the Company of
2,323,298 Malaysian ringgits ($600,340) at December 31, 1997.   On July 23,
1998, Coyote exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd. for a 28% ownership in the outstanding common stock of Unggul Galakan Sdn. Bhd. (See
Note 2).

In October 1998, the Company issued 378,261 shares of common stock to Paragon for consulting services to be rendered over a ten-year period. For the year ended December 31, 1998, the Company recognized $326,000 in selling, general and administrative expenses and as of December 31, 1998 had a remaining other asset balance of $938,000. The amount is being amortized over the expected periods to be benefited of ten years.

(14)  RELINQUISHMENT OF ASSETS

On June 15, 1998, the Company relinquished the rights to certain intangible assets to the previous owner and will not distribute its winter sports products under the ICE*USA trade name. The Company has removed all of the assets and liabilities of ICE*USA from its consolidated financial statements which resulted in a net extraordinary gain of $346,581 due to early extinguishment of debt for the year ended December 31, 1998.

(15)  EXCHANGE OF OWNERSHIP INTEREST

On July 23, 1998, the Company exchanged its 77% ownership interest in Pentiumatics Sdn. Bhd. for a 28% ownership interest in the outstanding common stock of Unggul Galakan Sdn. Bhd (Unggul). Unggul wholly owns Action Wear Sdn. Bhd. (Action Wear), a southeast Asian manufacturer of athletic apparel. The exchange was accounted for using the fair value of the assets received. A gain of $17,266, net of the loss realized on accumulated foreign currency translation, was recorded as a result of the transaction. The investment in Unggul is accounted for using the equity method.

(16)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has non-cancelable operating leases for offices and equipment that expire in various years through 2007. Lease expense on operating leases amounted to approximately $948,476 and $270,000 for the years ended December 31, 1998 and 1997, respectively.

At December 31, 1998, future minimum lease payments by year for operating leases are as follows:



              1999                               $  1,304,134
              2000                                  1,214,756
              2001                                  1,147,401
              2002                                  1,141,233
              2003                                  1,146,236
              Thereafter                            3,601,938
                                                --------------
                                                 $  9,555,698
                                                ==============

Year 2000 Compliance

The Company has under way a project to review and modify, as necessary , its computer applications, hardware and other equipment to make them Year 2000 compliant. The Company has also initiated communications with third parties having a substantial relationship to its business, including significant suppliers and financial institutions, to determine the extent to which the Company may be vulnerable to such third parties' failures to achieve Year 2000 compliance.

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 1998, the Company had not completely resolved all of its Year 2000 Issues. Management expects that completion of its Year 2000 compliance project will result in additional expenditures of approximately $100,000. To date, the Company has spent approximately $30,000 to become Year 2000 compliant. Failure to achieve Year 2000 compliance by the Company, its principal suppliers and certain financial institutions with which it has a relationship could negatively affect the Company's ability to conduct business for an extended period. There can be no assurances that all Company information technology systems and components will be fully Year 2000 compliant; in addition, other companies on which the Company's systems and operations rely may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on the Company's financial position, results of operations and liquidity.

Agreements

On September 9, 1998, the Company entered into a five year supply agreement with Cobra expiring December 31, 2003. Under the terms of the supply agreement, the Company is obligated to supply Cobra up to a certain percentage of Cobra's graphite golf shaft requirements at predetermined prices. The supply agreement has certain product specifications and timing requirements that the Company must comply with. Either party may terminate the supply agreement by giving notice in writing in the event that the other party is in material breach of the supply agreement if not cured within a given period.

On September 2, 1998, the Company entered into a agreement to acquire or assign its right to acquire another company. If the Company does not perform under the terms of the agreement by March 31, 1999, the Company will have to transfer 100,000 shares of the Company's common stock which for reporting purposes is recognized as an offset to additional paid-in capital, and to pay $100,000 in cash. As of December 31, 1998 the 100,000 shares were issued, outstanding and held in escrow. The Company has not recognized any liability under this commitment.

Substantially all of the employees of Apollo and Reynolds are unionized under various contracts which are renegotiated annually in December.

Apollo and Reynolds have an exclusive supply contract with a steel tube supplier which supplies essentially all the steel for golf shaft and bicycle tube processing. The agreement establishes the price for annual periods but does not require the Company to purchase specified units or pounds. If the supplier ceased shipping steel tubing to the Company, the Company would be required to contract with other steel tubing suppliers. In the opinion of management, changing suppliers would not have a material adverse effect on the Company's results of operations or liquidity.

(17)  EMPLOYEE BENEFIT PLANS

Two of the Company's subsidiaries participate in a defined benefit pension plan. The plan provides defined benefits to substantially all salaried and hourly employees in the two subsidiaries in the United Kingdom. Amounts charged to pension expense and contributed to the plan in 1998 and 1997 were $491,000 and $739,000, respectively. In accordance with the purchase agreement with the previous owner, assets must be transferred from the previous employer's defined benefit pension plan to the Company's defined benefit plan. The asset transfer will be equal to the benefit obligation for the Company's employees based upon an actuarial report to be performed as of the transfer date. The plan administrator has not finalized the value of the assets to transfer into the Company's plan. Thus, the fair value of the plan assets and the projected benefit obligation of the plan have not yet been determined. At the time of acquisition, the previous owner's pension plan assets exceeded the projected benefit obligation.

The Company has several voluntary defined contribution plans. The plans are available to substantially all salaried and hourly employees. Company contributions to the voluntary contribution plans totaled $38,000 and $9,000 for the years ended December 31, 1998 and 1997.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments equals the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of certain of the Company's financial instruments, including trade receivables and accounts payable approximate fair value because of their short maturity. The fair value of notes payable and long term debt approximate the carrying values because of the short maturity of these instruments and because the instruments generally

                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


bear interest at variable interest rates which approximate market rates.

(19) FINANCIAL RISK MANAGEMENT AND DERIVATIVES

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

(20)  REPORTABLE SEGMENTS

The Company operates predominantly in two industry segments: the design, engineering, manufacturing, marketing and distribution of brand name sports equipment products and the design, engineering, manufacturing and distribution of advanced composite materials. The sports equipment segment produces golf shafts, bicycle tubing and bicycle components for OEM's and the aftermarket.
The advanced composite materials segment produces preimpregnated graphite, woven fabrics and other advanced composite materials for sale primarily to sporting goods manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates performance based on profit or loss from operations before income taxes and minority interest. The Company accounts for intersegment sales as if the sales or transfers were to third parties at current market prices. Reportable segments are strategic business units that offer different products and distribute product through different distribution channels. Each segment is managed separately.

The following represents a reconciliation of reported segment loss and segment assets:

                                                                     Years ended December 31,
                                         ---------------------------------------------------------------------------

                                                         1998                                    1997
                                         ------------------------------------     ----------------------------------

                                            Sports       Advanced                    Sports      Advanced
                                           Equipment     Materials    Totals        Equipment    Materials    Totals
                                         -------------------------------------    ----------------------------------
Net sales to external
  Customers                              $ 34,223,260   3,994,372   38,217,632    22,490,222   5,195,696  27,685,918
Intersegment net sales                              -     480,615      480,615             -           -           -
                                         ------------  ----------  -----------    ----------   ---------  ----------
Total net sales                            34,223,260   4,474,987   38,698,247    22,490,222   5,195,696  27,685,918
Segment profit (loss)
 before income taxes, and
  minority  interest                      (12,469,258) (1,615,568) (14,084,826)   (4,877,395)     21,557  (4,855,838)
Segment net profit (loss)                 (12,241,034) (1,454,176) (13,695,210)   (4,184,180)     16,606  (4,167,574)
Segment assets                           $ 25,797,489   5,070,660   30,868,149    14,331,034   2,534,219  16,865,253


                     COYOTE SPORTS, INC. AND SUBSIDIARIRES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(21) OPERATING INFORMATION BY GEOGRAPHIC REGION

Coyote has approximately 400 customers principally located in the United States and Europe. However, sales to Coyote's top two customers for the year ended December 31, 1998, Callaway and Cobra, represented 20.7% and 15.2%, respectively, of the Company's sales, as compared to 1.9% and 9.9%, respectively, in 1997. The geographic distribution of the Company's revenues, operating income and identifiable assets, are summarized in the following table.


                                                                                      Year ended December 31,
                                                                             ------------------------------------------

                                                                                      1998                   1997
                                                                                      ----                   ----
    Revenue:
       United States                                                         $      29,303,632            18,815,918
       Europe                                                                        8,914,000             8,870,000
       Asia/Pacific                                                                          -                     -
                                                                             -----------------         -------------
                                                                             $      38,217,632            27,685,918
                                                                             =================         =============
    Operating income (loss)
       United States                                                         $     (13,192,919)           (1,436,773)
       Europe                                                                        1,013,000            (1,225,000)
       Asia/Pacific                                                                          -                (7,251)
                                                                             -----------------         -------------
                                                                             $     (12,179,919)           (2,669,024)
                                                                             =================         =============
    Identifiable assets:
       United States, excluding corporate                                    $      21,360,207             6,865,304
       Europe                                                                        7,577,000             7,477,000
       Asia/Pacific                                                                  1,930,942             2,522,949
                                                                             -----------------         -------------
                                                                             $      30,868,149            16,865,253
                                                                             =================         =============


(22)  SUBSEQUENT EVENTS

   On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. ("RP") signed an agreement to merge (the "Merger"). The merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. If the merger is completed, Coyote will issue approximately 5,778,000 shares of Series C Preferred Stock with a per share liquidation preference of approximately $5.89 to holders of RP common stock. The Series C Preferred Stock is convertible on a share-for-share basis into the Company's common stock. The Series C Preferred Stock is expected to pay a quarterly cumulative dividend at an annual rate of six percent of the liquidation preference. The Merger must be approved by both the Coyote
stockholders and the RP stockholders.   The Merger is also contingent upon
certain obligations which must be fulfilled prior to consummation of the Merger, which include the filing of a registration statement, refinancing of debt and various other obligations specified in the merger agreement.

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

                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company will file with the Securities and Exchange Commission within 120 days of its year end its definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1999. The information required by this Item with respect to the Company's directors is incorporated herein by reference from such proxy statement. Information called for by this Item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in Item 1 of this Report.

     The information required by Items 10-12 of Part III is incorporated herein by reference in the Company's definitive Proxy Statement dated April 9, 1999 for its annual meeting of stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as exhibits or, where indicated, are incorporated by reference:

No.    Exhibits
---    --------


2.1 -Amended and Restated Agreement and Plan of Merger, dated as of February 2, 1999, by and among Royal Precision, Inc., Coyote Sports, Inc. and RP Acquisition Corp. (incorporated by reference as Exhibit 2.1 in Form S-4, No. 333-73309)
3.2 -Restated Articles of Incorporation, as amended, incorporated by reference as Exhibit 3.1 in Form SB-2, No. 333-29077
3.3    -By-laws of the Company, as amended, incorporated by reference as Exhibit
       3.3 in Form SB-2, No. 333-29077
10.1 -TI Group plc and Apollo Sports Holding Ltd., and Coyote Sports, Inc. Agreement for the sale and purchase of the whole of the issued share capital of TI Apollo Limited, Apollo Golf, Inc. and TI Reynolds 531 Limited, dated September 18, 1996, incorporated by reference as Exhibit
       10.1 in Form SB-2, No. 333-29077
10.2 -ICE*USA LLC Agreement between Coyote Sports, Inc. and Expedition Trading Company dated September 18, 1996, incorporated by reference as Exhibit
       10.2 in Form SB-2, No. 333-29077
10.3 -Agreement between David B. Abrams, Coyote Sports, Inc. and Mark H. Snyder (regarding Sierra Materials, inc.), dated March 27, 1997, incorporated by reference as Exhibit 10.3 in Form SB-2, No. 333-29077
10.4 -Employment Agreement for Mel S. Stonebraker, incorporated by reference as Exhibit 10.4 in Form SB-2, No. 333-29077
10.5 -Change of Control Agreement for Mel S. Stonebraker, incorporated by reference as Exhibit 10.5 in Form SB-2, No. 333-29077
10.6   -Employment Agreement for James M. Probst, incorporated by reference as
       Exhibit 10.6 in Form SB-2, No. 333-29077
10.7 -Change of Control Agreement for James M. Probst, incorporated by reference as Exhibit 10.7 in Form SB-2, No. 333-29077
10.8 -Agreement dated March 1, 1997 between Sportma Corporation Berhad and Apollo Golf, Inc., incorporated by reference as Exhibit 10.8 in Form SB-2, No. 333-29077
10.9   -Employment Agreement for Paul Andrew Taylor incorporated by reference as
       Exhibit 10.9 in Form SB-2, No. 333-29077

10.10 -1997 Stock Option Plan, incorporated by reference as Exhibit 10.10 in Form SB-2, No. 333-29077
10.11 -Transfer of Oldbury Property located in UK from TI Reynolds Limited to Apollo Sports Holdings Limited dated September 18, 1996, incorporated by reference as Exhibit 10.11 in Form SB-2, No. 333-29077
10.12 -Agreement for Sale and Purchase of Freehold Property at Oldbury, West Midlands, dated September 17, 1996 between TI Reynolds Limited and TI Group plc., incorporated by reference as Exhibit 10.12 in Form SB-2, No. 333-29077
10.20 -Lease between Hamann-Chambers-Ramsey-Burns and Apollo Golf, Inc., located in El Cajon, California, incorporated by reference as Exhibit
       10.20 in Form SB-2, No. 333-29077
10.21 -Lease between American National Bank and Trust Company of Chicago and TI Steel Tube (USA) Inc. located in Cook County, Illinois, incorporated by reference as Exhibit 10.21 in Form SB-2, No. 333-29077
10.22 -Lease between Coyote Sports, Inc. and Accent Properties located in Boulder, Colorado, incorporated by reference as Exhibit 10.22 in Form SB-2, No. 333-29077
10.23 -Lease between Hamann-Chambers-Ramsey-Burns and Cape Composites Incorporated, located in San Diego, California, incorporated by reference as Exhibit 10.23 in Form SB-2, No. 333-29077
10.24 -Purchase Agreement, dated July 23, 1997 between Pentiumatics Sdn., Bhd., and Sportma Corporation Berhard, incorporated by reference as Exhibit
       10.24 in Form SB-2, No. 333-29077
10.25 -Share Return Agreement dated July 23, 1997 among Mel S. Stonebraker, James Probst and Coyote Sports, Inc., incorporated by reference as
       Exhibit 10.25 in Form SB-2, No. 333-29077
10.27 -Lease between Airport Business Commons and ICE*USA LLC dated July 18, 1997, incorporated by reference as Exhibit 10.27 in Form SB-2, No. 333-29077
10.28 -Amendment No. 1 to Change of Control Agreement for James M. Probst, incorporated by reference as Exhibit 10.28 in Form 10-KSB, No. 000-23085
10.29 -Amendment No. 1 to Change of Control Agreement for Mel S. Stonebraker, incorporated by reference as Exhibit 10.29 in Form 10-KSB, No. 000-23085
10.30  -Employment Agreement for John P. McNeill, incorporated by reference as
       Exhibit 10.30 in Form 10-KSB, No. 000-23085
10.31 -Change of Control Agreement for John P. McNeill, incorporated by reference as Exhibit 10.31 in Form 10-KSB, No. 000-23085
10.32  -Employment Agreement for James A. Pfeil, incorporated by reference as
       Exhibit 10.32 in Form 10-KSB, No. 000-23085
10.33 -Change of Control Agreement for James A. Pfeil, incorporated by reference as Exhibit 10.33 in Form 10-KSB, No. 000-23085
10.34 -1998 Stock Option Plan, incorporated by reference form S-8, filed on March 10, 1998
10.35 -Stock Purchase Agreement entered into and effective as of February 3, 1998, between and among Unifiber Corporation, Richard L. Tennent, Judy R. Tennent, Richard L. Tennent and Judy R. Tennent, or their successor as Trustees of the Tennent Family Trust dated as of November 20, 1989, and Coyote Sports, Inc., incorporated by reference as Exhibit 10.1 in Form 8-K filed on April 3, 1998.
10.36 -Shareholder Agreement dated March 19, 1998 between Coyote Sports, Inc., and Richard L. Tennent and Judy R. Tennent, incorporated by reference as
       Exhibit 10.2 in Form 8-K filed on April 3, 1998.
10.37 -First Amendment to Stock Purchase Agreement dated March 19, 1998, incorporated by reference as Exhibit 10.3 in Form 8-K/A filed on April 3, 1998.
10.38 -Loan Agreement with Paragon Coyote Texas Ltd., dated March 19, 1998, incorporated by reference as Exhibit 10.1 in Form 8-K/A filed on April 3, 1998.
10.39  - Promissory Note dated March 19, 1998, incorporated by reference as
       Exhibit 10.2 in Form 8-K/A filed on April 3, 1998.
10.40 -Security Agreement dated March 19, 1998, between Mel S. Stonebraker and Paragon Coyote Texas Ltd., incorporated by reference as Exhibit 10.3 in Form 8-K/A filed on April 3, 1998.
10.41 -Security Agreement dated March 19, 1998, between James M. Probst and Paragon Coyote Texas Ltd., incorporated by reference as Exhibit 10.4 in Form 8-K/A filed on April 3, 1998.
10.42 -Stockholder Agreement, dated as of February 2, 1999, among James M. Probst, Mel S. Stonebraker, Paragon Coyote Texas Ltd., Richard P. Johnston and Jayne A. Johnston Charitable Remainder Trust #3, David E. Johnston, Kenneth J. Warren and Berenson Minella & Company, L.P. and Coyote Sports, Inc. incorporated by reference as Exhibit 10.42 in Form S-4, No. 333-73309.
10.43 -Coyote Sports, Inc. Voting Agreement, dated as of February 2, 1999, by and between Royal Precision, Inc. and Mel S. Stonebraker incorporated by reference as Exhibit 10.43 in Form S-4, No. 333-73309
10.44 -Coyote Sports, Inc. Voting Agreement, dated as of February 2, 1999, by and between Royal Precision, Inc. and Paragon Coyote Texas Ltd. incorporated by reference as Exhibit 10.44 in Form S-4, No. 333-73309
10.45 -Coyote Sports, Inc. Voting Agreement, dated as of February 2, 1999, by and between Royal Precision, Inc. and James M. Probst incorporated by reference as Exhibit 10.45 in Form S-4, No. 333-73309

10.46 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Kenneth J. Warren incorporated by reference as Exhibit 10.46 in Form S-4, No. 333-73309
10.47 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and David E. Johnston incorporated by reference as Exhibit 10.47 in Form S-4, No. 333-73309
10.48 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Danny Edwards incorporated by reference as Exhibit 10.48 in Form S-4, No. 333-73309
10.49 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Lawrence Bain incorporated by reference as Exhibit 10.49 in Form S-4, No. 333-73309
10.50 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Richard P. Johnston and Jayne A. Johnston Charitable Remainder Trust #3 incorporated by reference as
       Exhibit 10.50 in Form S-4, No. 333-73309
10.51 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Berenson Minella & Company, L.P. incorporated by reference as Exhibit 10.51 in Form S-4, No. 333-73309
10.52 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Ronald L. Chalmers incorporated by reference as Exhibit 10.52 in Form S-4, No. 333-73309
21.1   -List of Subsidiaries of the Registrant
23.1   -Consent of  KPMG LLP


(b)  Reports on Form 8-K



--------------------

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COYOTE SPORTS, INC.

                                          /s/ James M. Probst
                                    By: ______________________________
                                          James M. Probst
                                          Chief Executive Officer


Date:  March 29, 1999


  In accordance with the Exchange Act, this report has been signed below by the following persons on March 29, 1999 on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title
---------


/s/ James M. Probst
_________________________       Director, Chief Executive Officer and President
James M. Probst                 (Principal Executive Officer)


/s/ Mel S. Stonebraker
_________________________       Chairman of the Board and Secretary
Mel S. Stonebraker


/s/ John Paul McNeill
_________________________       Chief Financial Officer and Treasurer
John Paul McNeill               (Principal Financial and Accounting Officer)


/s/ Jeffrey W. Kates
_________________________       Director
Jeffrey W. Kates


/s/ Don A. Forte
_________________________       Director
Don A. Forte


/s/ Mark A. Pappas
_________________________       Director
Mark A. Pappas

                             CORPORATE INFORMATION

Board of Directors                                                 Stock Exchange Listing

Mel S. Stonebraker                                                 The Company's common stock trades on The Nasdaq
Chairman of the Board and Secretary                                SmallCap Market under the symbol COYT.
Coyote Sports, Inc.
                                                                   Transfer Agent and Registrar
James M. Probst
Chief Executive Officer and President                              American Securities Transfer & Trust, Inc.
Coyote Sports, Inc.                                                938 Quail Street, Suite 101
                                                                   Lakewood, Colorado 80215
Don A. Forte
Vice President, Johns Manville Insulation Group
                                                                   Independent Auditors
Jeffrey T. Kates
Chief Operating Officer, Plastics Research Corp.                   KPMG LLP
                                                                   707 Seventeenth Street, Suite 2300
Mark A. Pappas                                                     Denver, CO  80202
President Paragon Management Group, Inc.
Officers

James M. Probst                                                    Investor Communications
Chief Executive Officer and President
                                                                   Copies of the Company's Form 10-KSB or Form 10-QSB
Mel S. Stonebraker                                                 Reports filed with the Securities and Exchange
Secretary                                                          Commission , earnings releases and additional copies of the
                                                                   Company's Annual Report are available by contacting:
James A. Pfeil
Vice President                                                     Investor Relations Group
                                                                   Coyote Sports, Inc.
John Paul McNeill                                                  490 N. Causeway
Chief Financial Officer and Treasurer                              Smyrna Beach, FL  32169
                                                                   (904) 409-0200
Annual Meeting
                                                                   Communications concerning shareholder address changes,
We invite stockholders to attend our Annual Meeting on             stock transfers, changes of ownership, lost stock
                                                                   certificates
Saturday May 15, 1999 at 10 a.m. at the law offices of             or other account services should be directed to the
Chrisman Bynum &  Johnson, 1900 Fifteenth Street,                  Company's Transfer Agent and Registrar.
Boulder, Colorado. A formal notice of the Annual Meeting
Together with the proxy statement, proxy card and
Admission ticket, will be mailed to stockholders.
