Form 10-Q
period 1999-03-31
COYOTE SPORTS INC
filed 1999-05-17
CIK 1040761

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to


                       Commission file number 000-23085

                              COYOTE SPORTS, INC.
            (Exact name of registrant as specified in its charter)


           Nevada                                     88-0326730
    [State or other jurisdiction                   [I.R.S. Employer
 of incorporation or organization]                Identification No.]


         2291 Arapahoe Avenue
           Boulder, Colorado                               80302
  [Address of principal executive offices]               [Zip Code]


      Registrant's telephone number, including area code: (303) 932-8794

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                           Outstanding at May 12, 1999
                  -----                           ---------------------------
        Common Stock, $.001 par value                   5,777,692 shares

                              COYOTE SPORTS, INC.
                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION                                                                        PAGE
                                                                                                     ----
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of  March 31, 1999 (unaudited)
               and December 31, 1998.............................................................        1

            Condensed Consolidated Statements of Operations (unaudited) for the three
               months ended March 31, 1999 and 1998..............................................        2

            Condensed Consolidated Statements of Comprehensive Income (Loss)
               (unaudited) for the three months ended March 31, 1999 and 1998....................        3

            Condensed Consolidated Statements of Cash Flows (unaudited) for the three
               months ended March 31, 1999 and 1998..............................................        4

            Notes to Condensed Consolidated Financial Statements (unaudited).....................        5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations........................................................................        8

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................    Not Applicable

Item 2.     Changes in Securities and Use of Proceeds..........................................    Not Applicable

Item 3.     Defaults Upon Senior Securities....................................................    Not Applicable

Item 5.     Other Information..................................................................    Not Applicable

Item 6.     Exhibits and Reports on Form 8-K...................................................         14

Signatures  ...................................................................................         15

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                    1999                 1998
                                                                            -----------------       ---------------
                                                                                (unaudited)             (Note)
ASSETS
Current assets:
    Cash and equivalents                                                    $        20,243              925,275
    Restricted cash                                                                       -               90,000
     Trade receivables, net of allowance for doubtful accounts of
       $561,000 and $390,000 for 1999 and 1998, respectively                      6,134,766            4,693,788
    Inventories, net                                                              7,168,390            6,399,249
    Prepaid expenses and other current assets                                     1,132,443              903,712
                                                                            ---------------        -------------
       Total current assets                                                      14,455,842           13,012,024

Property, plant and equipment,  net                                              13,600,299           14,185,247
Investment in Unggul                                                              1,930,942            1,930,942
Other assets, net                                                                 1,545,308            1,739,936
                                                                            ---------------        -------------
                                                                            $    31,532,391           30,868,149
                                                                            ===============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable                                                           $    14,725,733           13,127,754
    Current portion of long-term debt                                             6,151,947            6,151,947
    Accounts payable                                                              7,204,504            5,312,524
    Accrued expenses                                                              3,434,838            3,131,578
                                                                            ---------------        -------------
       Total current liabilities                                                 31,517,022           27,723,803

Long-term debt, net of current portion                                              716,967              893,408
Deferred taxes and other liabilities                                              1,210,340            1,200,330
                                                                            ---------------        -------------
       Total liabilities                                                         33,444,329           29,817,541


Redeemable preferred stock, $.001 par value. Authorized
     4,000,000 shares; issued and outstanding 75,000 shares
     redeemable at $20.00 per share                                               1,500,000            1,500,000
Stockholders' equity (deficit):
    Common stock, $.001 par value. Authorized 25,000,000
      shares; issued and outstanding 5,777,692 shares                                 5,778                5,778
    Additional paid-in capital                                                   18,180,202           18,180,202
    Accumulated deficit                                                         (22,083,924)         (19,188,377)
    Accumulated other comprehensive income (loss)                                   486,006              553,005
                                                                            ---------------        -------------
       Total stockholders' deficit                                               (3,411,938)            (449,392)
Commitments and contingencies                                               ---------------        -------------
                                                                            $    31,532,391           30,868,149
                                                                            ===============        =============


       Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------------
                                                                          1999                   1998
                                                               ------------------        ----------------
Net sales                                                      $        7,856,348               7,994,279
Cost of goods sold                                                     (7,282,987)             (6,184,750)
                                                               ------------------        ----------------
     Gross profit                                                         573,361               1,809,529
Selling, general and administrative expenses                           (2,588,829)             (1,732,782)
                                                               ------------------        ----------------
     Operating income (loss)                                           (2,015,468)                 76,747
Other income (expense):
     Interest expense                                                    (587,946)                (93,218)
     Debt financing costs                                                 (99,999)                      -
     Other, net                                                          (190,534)                 (5,000)
                                                               ------------------        ----------------
     Loss before income taxes and minority interests                   (2,893,947)                (21,471)
Income tax expense                                                         (1,600)                (13,000)
Minority interests in subsidiaries' losses                                      -                  55,771
                                                               ------------------        ----------------
Net income (loss)                                              $       (2,895,547)                 21,300
                                                               ==================        ================

Basic and diluted earnings (loss) per share                    $            (0.50)                   0.01
                                                               ==================        ================

Shares used in calculating basic earnings
     (loss) per share                                                   5,777,692               4,055,678
                                                               ==================        ================

Shares used in calculating diluted earnings
     (loss) per share                                                   5,777,692               4,094,529
                                                               ==================        ================

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OTHER
                          COMPREHENSIVE INCOME (LOSS)

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     1999                1998
                                                 -------------      -----------
Net income (loss)                                $ (2,895,547)          21,300
Other comprehensive income (loss)                     (66,999)         161,675
                                                 -------------      -----------
Comprehensive loss                               $ (2,962,546)         182,975
                                                 =============      ===========


    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------------
                                                                                 1999                1998
                                                                            -------------       ---------------
Cash flows from operating activities:
    Net income (loss)                                                          (2,895,547)             21,300
    Depreciation and amortization                                                 777,718             124,236
    Changes in working capital items, net                                        (109,530)         (1,131,267)
                                                                            -------------        ------------
       Net cash used by operating activities                                   (2,227,359)           (985,731)


Cash flows from investing activities:
    Purchase of property, plant and equipment                                     (99,211)         (1,464,124)
    Acquisition of businesses, net of cash acquired                                     -          (3,129,774)
                                                                            -------------        ------------
         Net cash used in investing activities                                    (99,211)         (4,593,898)
                                                                            -------------        ------------

Cash flows from financing activities:
    Payments on borrowings from stockholder                                             -              56,202
    Proceeds (payments) from notes payable, net                                 1,597,979            (262,000)
    Borrowings (payments) on long-term debt, net                                 (176,441)          4,041,007
    Sale of common stock                                                                -           1,563,062
                                                                            -------------        ------------
         Net cash provided by financing activities                              1,421,538           5,398,271
                                                                            -------------        ------------

         Decrease in cash and equivalents                                        (905,032)           (181,358)
Cash and equivalents at beginning of period                                       925,275             726,290
                                                                            -------------        ------------
Cash and equivalents at end of period                                       $      20,243             544,932
                                                                            =============        ============
Supplemental disclosure of cash flow information
         Non-cash financing activities:
            Fair value of common stock issued for services                  $           -             504,000
                                                                            =============        ============
            Fair value of common stock issued in connection
                 with long term debt                                        $           -             600,000
                                                                            =============        ============
            Fair value of common stock issued for acquisition               $           -           1,500,000
                                                                            =============        ============
            Fair value of common stock issued in connection
                 with notes payable                                         $           -              59,062
                                                                            =============        ============

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on form 10-KSB (File No. 000-23085) for the fiscal year ended December 31, 1998.

      The financial information presented in this quarterly report on form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or loss will continue.

2.    MERGER AGREEMENT

         On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. (RP) signed an agreement to merge. The merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. If the merger is completed, Coyote will issue approximately 5,778,000 shares of Series C Preferred Stock with a per share liquidation preference of approximately $5.89 to holders of RP common stock. The Series C Preferred Stock is convertible on a share-for-share basis into the Company's common stock. The Series C Preferred Stock is expected to pay a quarterly cumulative dividend at an annual rate of six percent of the liquidation preference. The merger must be approved by both the Coyote stockholders and the RP stockholders. The merger is also contingent upon certain obligations which must be fulfilled prior to consummation of the merger, which include the filing of a registration statement, refinancing of debt and various other obligations specified in the merger agreement.

3.    LIQUIDITY

      The Company incurred a loss of $2,895,547 and had net income of $21,300 for the three months ending March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company had outstanding balances on notes payable and long-term debt as listed below.

                                                                                                    MARCH 31, 1999
                                                                                                  -------------------
        Note payable under line of credit, variable interest rate of 1.5% plus LIBOR rate
             (8.69% at March 31, 1999), interest payable quarterly                                       $ 761,000
        Note payable under line of credit, variable interest rate equal to the lender's
             prime rate plus 1.5% (9.25% at March 31, 1999), interest payable monthly                    2,406,000
        Note payable under line of credit and term loan, variable interest rate of 1.5 %
             over the lender's prime rate, interest payable monthly                                      2,690,585
        Note payable under line of credit and term loan, variable interest rate of 1.5%
             over the lender's prime rate, interest payable monthly                                      2,444,719
        Note payable secured by accounts receivable, variable interest rate of 1.75% over
             the lender's base rate (9.0% at March 31, 1999), interest payable monthly                     260,000
        Note payable, interest rate of 12%, interest payable quarterly                                   6,000,000
        Note payable under term loan, variable interest rate of 1.75% plus LIBOR rate,
             interest payable quarterly                                                                    581,000
        Note payable, variable interest rate of 5% over the Federal Reserve discount rate
             (10% at March 31, 1999), interest and note due May 31, 1999 (a)                             5,500,000
        Note payable, with interest payable as a warrant to purchase shares of the
             Company's common stock, due June 18, 1999 (b)                                                 923,429
        Capital leases                                                                                      27,914
                                                                                                  -----------------
                                                                                                       $21,594,647
                                                                                                  =================

      The original due dates on two notes payable have been extended to allow for additional time for the refinancing of the Company's debt in connection with the merger between Coyote and Royal Precision, Inc. (RP) to be completed. The terms of these extensions are as follows:

      (a) Principal and interest on the note payable for $5,500,000 originally due March 31, 1999 has been extended to the earlier of the refinancing of the Company's debt or May 31, 1999. Interest will continue to accrue at the original interest rate.

      (b) Principal on the convertible note payable for $1,000,000 with interest payable as a warrant to purchase 35,000 shares of the Company's common stock was due and payable the earlier of the refinancing of the Company's debt in connection with the merger between Coyote and RP or May 1, 1999. The holder of the promissory note has extended the due date to June 18, 1999 or upon refinancing of the Company's debt in connection with the merger at which time the holder will receive $260,608 in cash and convert $739,392 into 246,464 shares of the Company's common stock.

      If the merger is consummated, the Company expects to receive proceeds from a note payable of $13,000,000, at an interest rate of prime plus 2% with a minimum rate of 9.75%, a note payable of $12,000,000, at an interest rate of prime plus 3.5% with a minimum rate of 11.25%, a subordinate note payable of $8,000,000, at an interest rate of 13.00% and a $10,000,000 line of credit facility with an interest rate of prime plus 1.25% with a minimum rate of 9.0%. The $13,000,000 note payable is expected to be repaid over four years as follows: year one $1,220,000; year two $3,680,000; year three $4,320,000; year four $3,780,000 or earlier if cash flows exceed defined thresholds or if defined assets or other defined transactions occur. The $12,000,000 note payable in expected to mature with a balloon payment four years after the note commences or earlier if cash flows exceed defined thresholds or if defined assets or other defined transactions occur. The $8,000,000 note payable is expected to mature with a balloon payment seven years after the note commences. The line of credit is expected to be available for four years, subject to an adequate borrowing base and could be paid earlier if cash flows exceed defined thresholds or if defined assets or other transactions occur. Coyote expects to use these proceeds to repay the majority of its existing indebtedness.

      As of March 31, 1999, the Company was not current with certain vendors. Management believes that the combination of cash on hand of $20,243, its borrowing availability of $271,000 at March 31, 1999, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to pay past due amounts and to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due.

4.    INVENTORIES

      Inventories consist of the following:

                                             MARCH 31,           DECEMBER 31,
                                                1999                 1998
                                          -----------------    -----------------
          Raw materials                    $  1,387,272            1,746,787
          Work in process                      2,053,859           1,682,018
          Finished goods                       4,828,352           4,151,757
                                          -----------------    -----------------
                                               8,269,483           7,580,562
          Valuation allowance                 (1,101,093)         (1,181,313)
                                          -----------------    -----------------
                                           $  7,168,390            6,399,249
                                          =================    =================

5.    EARNINGS (LOSS) PER SHARE

The following represents a reconciliation of the earnings (loss) and outstanding shares used to compute earnings (loss) per share:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------------
                                                                               1999                  1998
                                                                          ----------------     ----------------
          Net income (loss)                                                $  (2,895,547)        $       21,300
          Common  shares  outstanding  at  beginning  of the  period  as
            adjusted for cancelled stock                                        5,777,692             3,855,000
          Net effect of shares issued during the period                                 -               200,678
                                                                          ----------------     ----------------
          Shares used in computing basic income (loss) per share                5,777,692             4,055,678
          Net effect of dilutive stock options                                          -                38,851
                                                                          ----------------     ----------------
          Shares used in computing diluted income (loss) per share              5,777,692             4,094,529
          Basic and diluted income (loss) per share                         $       (0.50)       $         0.01

6.    REPORTABLE SEGMENTS

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

          The following represents a reconciliation of reported segment activities and segment assets:

                                                               THREE MONTHS ENDED MARCH 31,
                            ---------------------------------------------------------------------------------------------------
                                                  1999                                                1998
                            -------------------------------------------------     ---------------------------------------------

                                    Sports          Advanced                           Sports        Advanced
                                   Equipment        Materials        Totals           Equipment      Materials        Totals
                            -------------------------------------------------     ---------------------------------------------
Net sales to external
   customers                     $    6,191,521     1,664,827       7,856,348          6,466,371     1,527,908       7,994,279
Intersegment sales                            -        31,267          31,267                  -             -               -
                               ------------------ ------------- ---------------    --------------- -------------- ---------------
Total net sales                       6,191,521     1,696,094       7,887,615          6,466,371     1,527,908       7,994,279
Segment income (loss)
   before income taxes,
   and minority interest             (2,574,727)     (319,220)     (2,893,947)           108,762      (130,233)        (21,471)
Segment net income (loss)            (2,575,527)     (320,020)     (2,895,547)           125,478      (104,178)         21,300
Segment assets                   $   25,797,489     5,074,730      31,532,391         30,038,958     3,504,041      33,542,999

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

     On February 2, 1999, the Boards of Directors of Coyote and Royal Precision Inc. (RP) signed an agreement to merge. The merger is structured so that Coyote will be the surviving company and RP will become a wholly-owned subsidiary of Coyote. If the merger is completed, Coyote will issue approximately 5,778,000 shares of Series C Preferred Stock with a per share liquidation preference of approximately $5.89 to holders of RP common stock. The Series C Preferred Stock would be convertible on a share-for-share basis into the Company's common stock. The Series C Preferred Stock would be contractually obligated to pay a quarterly cumulative dividend at an annual rate of six percent of the liquidation preference. The merger must be approved by both the Coyote stockholders and the RP stockholders. The merger is also contingent upon certain obligations which must be fulfilled prior to consummation of the merger, which include the filing of a registration statement (see Registration Statement No. 333-73309 as filed with the S.E.C.), refinancing of debt and various other obligations identified in the merger agreement. Management believes the merger will consummate with an effective date in the second quarter of 1999. However, there can be no assurance that the merger will be consummated.

     Coyote's results of operations could be materially adversely affected by the traditional volatility in consumer demand for specific golf club brands. Coyote also believes that while it will often be impossible to predict such shifts in advance, Coyote's broad range of customers should reduce the extent of the impact on Coyote's financial results.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. The 1999 data reflects the consolidated results of all entities from January 1, 1999 through March 31, 1999. The 1998 data reflects the consolidated results of all entities except for Unifiber and West Coast Composites from January 1, 1998 through March 31, 1998. Unifiber was acquired on March 19, 1998 and is included in the Company's results beginning April 1, 1998, since the results for the period from March 20, 1998 to March 31, 1998 are not significant. The assets of West Coast Composites were consolidated into Unifiber on September 9, 1998 and are included in the Company's results beginning September 9, 1998.


                                                Three Months Ended
                                                       March 31,
                                             -----------------------------
                                                  1999            1998
                                             -------------    ------------
          Net sales                                100%            100%
          Cost of goods sold                       (93)            (77)
          Gross profit                               7              23
          Operating expenses                       (33)            (22)
          Operating income (loss)                  (26)              1
          Interest expense, net                     (7)             (1)

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


          Debt financing costs                                      (1)   -
          Other                                                     (3)   -
          Loss before income taxes and minority interests          (37)   -
          Income tax (expense) benefit                               -    -
          Minority interests                                         -    -
          Net income (loss)                                        (37)   -

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      Net sales for the three months ended March 31, 1999 were $7,856,348 as compared to $7,994,279 for the comparable period of 1998. The decrease in net sales is primarily attributable to reduced product demand in golf shafts in the United States and Europe and a decrease in the average selling price of pre-impregnated materials. Gross profit for the three months ended March 31, 1999 and 1998 was 7% and 23% of net sales, respectively. Gross profit was negatively effected by the addition of two graphite shaft manufacturing facilities through the acquisition of Unifiber on March 19, 1998 and the acquisition of West Coast Composites on September 9, 1998. In January of 1999, the Company consolidated its graphite shaft manufacturing operations in the Carlsbad, California facility, which management believes will improve gross profit in the future.

      Operating expenses for the three months ended March 31, 1999 were 33% of net sales as compared to 22% for the comparable period of 1998, as a result of an increase in selling, general and administrative costs from the acquisition of Unifiber and the acquisition of West Coast Composites.

      The Company had an operating loss of $2,015,468 for the three months ended March 31, 1999, as compared to operating income of $76,747 for the comparable period in 1998. The operating loss for the three months ended March 31, 1999 is a result of reduced product demand in golf shafts, a decrease in gross profit from lower sales over a larger cost structure, and an increase in selling, general and administrative costs from the acquisition of Unifiber and West Coast Composites.

      Interest expense was $572,632 for the three months ended March 31, 1999, as compared to $93,218 for the comparable period of 1998. The increase in interest expense is primarily attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber and the $5,500,000 note payable entered into on September 9, 1998, to acquire the assets of West Coast Composites.

      Minority interests in subsidiaries' losses were $55,771 for the three months ended March 31, 1998. There were no minority interests in subsidiaries' losses recorded for the three months ended March 31, 1999 since the net investment by minority owners has been fully offset by minority interests in subsidiaries' losses. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of Sierra Materials and is based on the minorities' percentage ownership in Sierra Materials (20%).

      Net loss for the three months ended March 31, 1999 was $2,895,547 or $0.50 per share, as compared to net income of $21,300 or $0.01 per share for the comparable period of 1998. Management attributes the net loss to a drop in demand for golf shafts in the first quarter of 1999 and increased costs associated with the acquisitions of Unifiber and West Coast Composites.

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

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


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

      Coyote relies on third parties for many products and services and it may be adversely impacted if these companies are unable to address this issue in a timely manner, which could result in a material financial risk to Coyote. Management has identified certain key suppliers and customers and is currently performing an assessment on the state of readiness and/or compliance of those key suppliers and customers. Management expects that completion of its Year 2000 compliance project will result in additional expenditures of approximately $100,000. To date, the Company has spent approximately $30,000 to become Year 2000 compliant. Coyote's failure to resolve the Year 2000 Issue before December 31, 1999 could result in system failures or miscalculations causing disruption in operations including, among other things, an inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the supply of parts and materials, late, missed or unapplied payments, disruptions in order processing and other general problems related to their daily operation. While Coyote believes its Year 2000 compliance actions will adequately address its internal Year 2000 Issue, until Coyote completes its assessment of its suppliers and customers, the overall risks cannot be accurately described and quantified, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company. Coyote has not, to date, implemented a Year 2000 contingency plan. Coyote's goal is to have the major Year 2000 Issues resolved by September 1, 1999. Final verification and validation is scheduled to occur by October 1999. However, Coyote intends to develop and implement a contingency plan by July 31, 1999, in the event that its Year 2000 Issue plan should fall behind schedule.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999, Coyote had an accumulated deficit of $22,084,000 compared to an accumulated deficit of $19,188,000 at December 31, 1998. Net loss for the three months ended March 31, 1999 was $2,896,000, compared to income of $21,000 for the comparable period of 1998. As of March 31, 1999, the Company had a working capital deficit of $17,061,000.

      As of March 31, 1999, Coyote had nine outstanding notes payable. The notes are broken out by operating entity and discussed below.

Parent

      As of March 19, 1998, Coyote entered into a $6,000,000 Promissory Note (the "Note") and Loan Agreement, as amended December 30, 1998, (the "Loan Agreement") with Paragon Coyote Texas Ltd. ("Paragon"). Paragon is an unrelated third party to Coyote, although as a condition of the Loan Agreement, the Coyote Board of Directors appointed Mr. Mark Pappas, the president of the general partner of Paragon, to the Company's Board of Directors, a capacity in which he currently serves. In the ordinary course of business, this loan is due September 19, 1999. Interest is payable quarterly at an interest rate of 12% per year. The consummation of the Merger would cause the Note to be due immediately.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


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

      On November 16, 1998, the Company entered into a convertible promissory note for $1,000,000 with interest payable as a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.01. Principal on the note was due on or before May 1, 1999. On May 7, 1999, the Company amended the $1,000,000 convertible promissory note and extended the maturity date to June 18, 1999 or three days after the close of the financing in connection with the merger with Royal Precision, Inc., whichever is sooner. At the date of maturity, the holder of the convertible promissory note will convert $739,392 of the note to 246,464 shares of the Company's common stock. The remaining $260,608 of the note will be paid in cash on the maturity date. The Company issued an additional warrant to purchase 6,536 shares of the Company's common stock at an exercise price of $0.01.

Apollo

      One note payable provides for borrowings under a foreign line of credit up to 600,000 Pounds Sterling ("PS") (approximately $1,020,000 U.S. at March 31,
1999) with an interest rate of 1.5% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of March 31, 1999, $761,000 was outstanding under this note payable.

      On November 21, 1998, Apollo entered into a five-year note payable for up to 400,000 PS (approximately $680,000 U.S. at March 31, 1999) with an interest rate of 1.75% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of March 31, 1999, $581,000 was outstanding under this note payable.

      In March 1997, Apollo entered into an agreement with a lender to advance loans secured by trade receivables. As of March 31, 1999, $260,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

Apollo U.S.

      In January 1998, Apollo U.S. entered into a Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent (9.25% at March 31, 1999) secured by substantially all of the assets of Apollo U.S. The lender has allowed for increased availability of $250,000 as of March 31, 1999. Advances are guaranteed by Sierra Materials and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is two years. At March 31, 1999, the outstanding balance under the agreement was $2,406,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


Unifiber

      In March 1998, Unifiber entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent (9.25% at March 31, 1999). The lender has allowed for increased availability of $180,000 as of March 31, 1999. Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S., Sierra Materials and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is two years. As of March 31, 1999, the total outstanding balance under the agreement was $2,445,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

      On September 9, 1998, Unifiber entered into a note payable for $5,500,000 with an interest rate of 10%. Principal and accrued interest are due May 31, 1999. Borrowings are secured by the shares of Unifiber and by the assets purchased from Cobra.

Sierra Materials

      In January 1998, Sierra Materials entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,500,000, a term loan of $169,365 and a capital equipment term loan not to exceed $2,100,000, at an interest rate of prime plus 1.5 percent (9.25% at March 31, 1999). Borrowings are secured by substantially all of the assets of Sierra Materials and are guaranteed by Apollo U.S., and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is two years. As of March 31, 1999, the total outstanding balance under the Agreement was $2,691,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

      Net cash used in operating activities was $2,227,359 for the three months ended March 31, 1999, primarily due to the net loss.

      Net cash used in investing activities of $99,211 for the three months ended March 31, 1999, mainly related to equipment purchases at Unifiber and Sierra Materials.

      Net cash provided by financing activities was $1,421,538 for the three months ended March 31, 1999, primarily due to the borrowings made on revolving lines of credit.

      As of March 31, 1999, the Company was not current with certain vendors. Management believes that the combination of cash on hand of $20,243, its borrowing availability of $271,000 at March 31, 1999, projected cash flows from operations, extending the due dates of current debt agreements and entering into new debt agreements will provide sufficient cash to pay past due amounts and to meet its obligations as they come due. However, there can be no assurance that operations will generate positive cash flows, that the debt agreements will be extended or that new debt agreements will provide sufficient cash to meet its obligations as they come due. The Company has current debt obligations of $20,878,000 among five different lenders. The Company has notified its existing lenders that it is in negotiations with two lending groups to secure longer-term replacement financing for the Company in connection with the merger with Royal Precision. If the merger is consummated, the Company expects to receive proceeds from a note payable of $13,000,000, at an interest rate of prime plus 2% with a minimum rate of 9.75%, a note payable of $12,000,000, at an interest rate of prime plus 3.5% with a minimum rate of 11.25%, a subordinate note payable of $8,000,000, at an interest rate of 13.00% and a $10,000,000 line of credit facility with an interest rate of prime plus 1.25% with a minimum rate of 9.0%. The $13,000,000 note payable is expected to be repaid over four years as follows: year one $1,220,000; year two $3,680,000; year three $4,320,000; year four $3,780,000 or earlier if cash flows exceed defined thresholds or if defined assets or other defined transactions occur. The $12,000,000 note payable in expected to mature with a balloon payment four years after the note commences or

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


earlier if cash flows exceed defined thresholds or if defined assets or other defined transactions occur. The $8,000,000 note payable is expected to mature with a balloon payment seven years after the note commences. The line of credit is expected to be available for four years, subject to an adequate borrowing base and could be paid earlier if cash flows exceed defined thresholds or if defined assets or other transactions occur. Coyote expects to use these proceeds to repay the majority of its existing indebtedness and the redeemable preferred stock.

      In the event that the Company is unable to obtain long-term lending facilities and/or extend the due dates of its current debt obligations, the Company would seek bridge financing that would enable it to continue operating until it secures replacement long-term lending facilities for its current debt obligations and to meet working capital needs which could have a material adverse effect on Coyote's business, operating results and financial condition. The Company has received a letter of commitment from a lender to financially support the Company through March 31, 2000. Terms of the financial support such as interest rates, collateral, due dates, etc. have not been established. However, there can be no assurance that the Company will obtain long-term lending facilities or bridge financing that would enable it to continue operating, without exercising the letter of commitment.

      Coyote continues to consider the acquisition of additional businesses complementary to Coyote's business. Coyote would require additional debt or equity financing, if it were to engage in an acquisition in the future.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS

Certain written and oral statements made or incorporated by reference from time to time by Coyote Sports, Inc., its subsidiaries and its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by Coyote Sports, Inc. with the S.E.C., including Forms 8-K, 10-QSB, 10-Q, and 10-KSB, and include, among others, the following: adverse international, national and local general economic and market conditions, general decreases in consumer spending for sports equipment and recreational products, intense competition, including entry of new competitors, increased or adverse governmental regulation, inadequate capital, unexpected costs, lower revenues and net income than forecasted or greater losses, loss of significant customers, price increases for raw materials, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, labor disputes, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, adverse currency exchange rates, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact Coyote Sports, Inc.'s business and financial performance. Moreover, Coyote Sports, Inc. operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Coyote Sports, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II. OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         2.1 -Amended and Restated Agreement and Plan of Merger, dated as of February 2, 1999, by and among Royal Precision, Inc., Coyote Sports, Inc. and RP Acquisition Corp. (incorporated by reference as Exhibit 2.1 in Form S-4, No. 333-73309)
         10.1 -Stockholder Agreement, dated as of February 2, 1999, among James M. Probst, Mel S. Stonebraker, Paragon Coyote Texas Ltd., Richard P. Johnston and Jayne A. Johnston Charitable Remainder Trust #3, David E. Johnston, Kenneth J. Warren and Berenson Minella & Company, L.P. and Coyote Sports, Inc. incorporated by reference as Exhibit 10.42 in Form S-4, No. 333-73309.
         10.2 -Coyote Sports, Inc. Voting Agreement, dated as of February 2, 1999, by and between Royal Precision, Inc. and Mel S. Stonebraker incorporated by reference as Exhibit 10.43 in Form S-4, No. 333-73309
         10.3 -Coyote Sports, Inc. Voting Agreement, dated as of February 2, 1999, by and between Royal Precision, Inc. and Paragon Coyote Texas Ltd. incorporated by reference as Exhibit 10.44 in Form S-4, No. 333-73309
         10.4 -Coyote Sports, Inc. Voting Agreement, dated as of February 2, 1999, by and between Royal Precision, Inc. and James M. Probst incorporated by reference as Exhibit 10.45 in Form S-4, No. 333-73309
         10.5 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Kenneth J. Warren incorporated by reference as Exhibit 10.46 in Form S-4, No. 333-73309
         10.6 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and David E. Johnston incorporated by reference as Exhibit 10.47 in Form S-4, No. 333-73309
         10.7 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Danny Edwards incorporated by reference as Exhibit 10.48 in Form S-4, No. 333-73309
         10.8 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Lawrence Bain incorporated by reference as Exhibit 10.49 in Form S-4, No. 333-73309
         10.9 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Richard P. Johnston and Jayne A. Johnston Charitable Remainder Trust #3 incorporated by reference as Exhibit 10.50 in Form S-4, No. 333-73309
         10.10 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Berenson Minella & Company, L.P. incorporated by reference as Exhibit
                  10.51 in Form S-4, No. 333-73309
         10.11 -Royal Precision, Inc. Voting Agreement, dated as of February 2, 1999, by and between Coyote Sports, Inc. and Ronald L. Chalmers incorporated by reference as Exhibit 10.52 in Form S-4, No. 333-73309
         27.1     -Financial data schedule

(b)      Reports on Form 8-K

         Report on Form 8-K was filed by the registrant on January 26, 1999 reporting under Item 5 Other Events

         Report on Form 8-K was filed by the registrant on February 11, 1999 reporting under Item 5 Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 12, 1999                COYOTE SPORTS, INC.


                                   By: /s/ John Paul McNeill
                                      ----------------------

                                   John Paul McNeill
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)