Form 10QSB
period 1999-06-30
COYOTE SPORTS INC
filed 1999-08-19
CIK 1040761

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                  Outstanding at August 6, 1999
                  -----                  -----------------------------
         Common Stock, $.001 par value          6,024,156 shares

                              COYOTE SPORTS, INC.
                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                PAGE
                                                                              ----
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of  June 30, 1999
              (unaudited) and December 31, 1998........................         1

           Condensed Consolidated Statements of Operations (unaudited)
              for the three and six months ended June 30, 1999
              and 1998.................................................         2

           Condensed Consolidated Statements of Comprehensive Income
              (Loss) (unaudited) for the three and six months ended
              June 30, 1999 and 1998...................................         3

           Condensed Consolidated Statements of Cash Flows (unaudited)
              for the three and six months ended June 30, 1999
              and 1998.................................................         4

           Notes to Condensed Consolidated Financial Statements
              (unaudited)..............................................         5

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................         8

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...........................................         16

Item 2.    Changes in Securities and Use of Proceeds...................    Not Applicable

Item 3.    Defaults Upon Senior Securities.............................         16

Item 4.    Submission of Matters to a Vote of Security Holders.........         16

Item 5.    Other Information...........................................         17

Item 6.    Exhibits and Reports on Form 8-K............................         17

Signatures ............................................................         17

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,           December 31,
                                                                                 1999                 1998
                                                                          -----------------      ---------------
                                                                             (unaudited)             (Note)
ASSETS
Current assets:
    Cash and equivalents                                                  $         115,145              925,275
    Restricted cash                                                                       -               90,000
    Trade receivables, net of allowance for doubtful accounts of
       $310,000 and $514,000 for 1999 and 1998, respectively                      5,943,382            4,436,139
    Inventories, net                                                              4,585,156            5,465,465
    Assets held for sale, discontinued operations                                         -            1,410,212
    Prepaid expenses and other current assets                                       537,774              864,452
                                                                          -----------------      ---------------
       Total current assets                                                      11,181,457           13,191,543

Property, plant and equipment,  net                                               6,051,310           10,671,142
Other assets, net                                                                 1,605,350            3,595,016
                                                                          -----------------      ---------------
                                                                          $      18,838,117           27,457,701
                                                                          =================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable                                                         $      11,539,623           10,812,503
    Current portion of long-term debt                                             6,132,000            6,132,000
    Accounts payable                                                              6,775,189            4,342,522
    Accrued expenses                                                              3,532,197            3,123,614
                                                                          -----------------      ---------------
       Total current liabilities                                                 27,979,009           24,410,639

Long-term debt, net of current portion                                              404,000              879,000
Deferred taxes and other liabilities                                              1,351,697            1,117,454
                                                                          -----------------      ---------------
       Total liabilities                                                         29,734,706           26,407,093

Redeemable preferred stock, $.001 par value. Authorized
     4,000,000 shares; issued and outstanding 75,000 shares
     redeemable at $20.00 per share                                               1,500,000            1,500,000
Stockholders' equity (deficit):
    Common stock, $.001 par value. Authorized 25,000,000
      shares; issued and outstanding 6,024,156 and 5,777,692
      shares for 1999 and 1998, respectively                                          6,024                5,778
    Additional paid-in capital                                                   18,938,760           18,180,202
    Accumulated deficit                                                        (31,786,379)         (19,188,376)
    Accumulated other comprehensive income                                          445,006              553,004
                                                                          -----------------      ---------------
       Total stockholders' deficit                                             (12,396,589)            (449,392)
Commitments and contingencies
                                                                          -----------------      ---------------
                                                                          $      18,838,117           27,457,701
                                                                          =================      ===============

       Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                          Three months ended June 30,              Six months ended June 30,
                                                       ----------------------------------      ----------------------------------
                                                           1999                 1998                1999                1998
                                                       --------------      --------------      --------------      --------------
Net sales                                              $    8,237,796          11,795,918          14,398,050          18,262,289
Cost of goods sold                                         (7,598,107)         (8,784,694)        (13,242,874)        (13,564,451)
                                                       --------------      --------------      --------------      --------------
     Gross profit                                             639,689           3,011,224           1,155,176           4,697,838
Selling, general and administrative                        (1,969,030)         (2,454,534)         (4,327,646)         (4,037,795)
Abandoned merger costs                                     (1,142,078)                  -          (1,142,078)                  -
Write down of assets                                       (5,606,750)                  -          (5,606,750)                  -
                                                       --------------      --------------      --------------      --------------
     Operating income (loss) from
         continuing operations                             (8,078,169)            556,690          (9,921,298)            660,043
Other income (expense):
     Interest expense, net                                   (538,780)           (261,831)         (1,052,501)           (321,419)
     Loss on forward exchange contracts, net                 (114,000)                  -            (287,000)             (5,000)
     Debt financing costs                                     (99,999)            (99,999)           (199,998)            (99,999)
     Other, net                                                     -              93,030             (17,171)             93,030
                                                       --------------      --------------      --------------      --------------
     Income (loss) from continuing operations
         before income taxes, minority interests
         and extraordinary gain                            (8,830,948)            287,890         (11,477,968)            326,655
Income tax expense                                                  -                   -                (800)            (13,000)
Minority interests in subsidiaries' losses                          -              20,917                   -              50,643
                                                       --------------      --------------      --------------      --------------
Net income (loss) from continuing operations
     before extraordinary item                             (8,830,948)            308,807         (11,478,768)            364,298
Discontinued operations:
     Loss from discontinued operations (net of tax)          (467,576)           (156,228)           (715,303)           (190,419)
     Loss on disposal of discontinued operations
         (net of tax)                                        (403,932)                  -            (403,932)                  -
                                                       --------------      --------------      --------------      --------------
Loss from discontinued operations                            (871,508)           (156,228)         (1,119,235)           (190,419)
Net income (loss) before extraordinary gain                (9,702,456)            152,579         (12,598,003)            173,879
Extraordinary item, net of taxes                                    -             346,581                   -             346,581
                                                       --------------      --------------      --------------      --------------
Net income (loss)                                      $   (9,702,456)            499,160         (12,598,003)            520,460
                                                       ==============      ==============      ==============      ==============
Basic and diluted earnings (loss) per share
Income (loss) from continuing operations
     before extraordinary item                         $        (1.52)               0.06               (1.98)               0.08
Income (loss) before extraordinary item                         (1.67)               0.03               (2.17)               0.04
Extraordinary item, net of taxes                                    -                0.07                   -                0.08
                                                       --------------      --------------      --------------      --------------
Net income (loss)                                      $        (1.67)               0.10               (2.17)               0.12
                                                       ==============      ==============      ==============      ==============

Shares used in calculating basic
      and diluted earnings per share                        5,810,193           4,758,004           5,794,032           4,406,841
                                                       ==============      ==============      ==============      ==============

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                     Three months ended June 30,              Six months ended June 30,
                                                  ---------------------------------       ---------------------------------
                                                      1999                1998                 1999               1998
                                                  -------------       -------------       -------------       -------------
Net income (loss)                                 $  (9,702,456)            499,160       $ (12,598,003)            520,460
Other comprehensive income (loss)                        41,001            (201,499)            107,998             (39,824)
                                                  -------------       -------------       -------------       -------------
Comprehensive income (loss)                       $  (9,661,455)            297,661       $ (12,490,005)            480,636
                                                  =============       =============       =============       =============

    See accompanying notes to condensed consolidated financial statements.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Three months ended June 30,          Six months ended June 30,
                                                            -------------------------------     -------------------------------
                                                                1999               1998              1999              1998
                                                            -------------     -------------     -------------     -------------
Net cash provided (used) by operating activities            $     239,139          (702,916)       (1,721,843)       (1,079,897)

Cash flows from investing activities:
  Purchase of property, plant and equipment                       (99,211)         (233,442)          (99,211)         (279,916)
  Acquisition of business, net of cash acquired                         -                 -                 -        (3,129,774)
                                                            -------------     -------------     -------------     -------------
     Net cash used in investing activities                        (99,211)         (233,442)          (99,211)       (3,409,690)
                                                            -------------     -------------     -------------     -------------

Cash flows from financing activities:
  Borrowings (repayments) on notes payable, net                  (495,525)          256,217           727,120            (5,783)
  Borrowings (repayments) on long-term debt, net                 (305,000)          275,424          (475,000)        3,909,295
  Capital contributions                                           758,804                 -           758,804                 -
                                                            -------------     -------------     -------------     -------------
     Net cash provided by financing activities                    (41,721)          531,641         1,010,924         3,903,512
                                                            -------------     -------------     -------------     -------------

     Increase (decrease) in cash and equivalents                   98,207          (404,717)         (810,130)         (586,075)
Cash and equivalents at beginning of period                        16,938           508,403           925,275           689,761
                                                            -------------     -------------     -------------     -------------
Cash and equivalents at end of period                       $     115,145           103,686           115,145           103,686
                                                            =============     =============     =============     =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest               $     221,280            68,320           597,501           256,327
                                                            =============     =============     =============     =============

     Non-cash financing activities:
       Fair value of common stock issued for services       $           -                 -                 -           504,000
                                                            =============     =============     =============     =============
       Fair value of common stock issued in connection
         with long term debt                                $           -                 -                 -           600,000
                                                            =============     =============     =============     =============
       Fair value of common stock issued for acquisition    $           -                 -                 -         1,500,000
                                                            =============     =============     =============     =============
       Fair value of common stock issued in connection
         with notes payable                                 $           -                 -                 -            59,062
                                                            =============     =============     =============     =============

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

2.   ABANDONED MERGER AGREEMENT

       On June 22, 1999, the merger agreement between the Company and Royal Precision Inc. (RP) was terminated due to a material change in the business of the Company resulting in an inability to obtain suitable replacement long-term debt financing. Termination of the merger and the failure to obtain replacement long-term financing will most likely have a material adverse effect on the Company's business, operating results and financial condition, that may lead to bankruptcy.

3.   LIQUIDITY

     The Company incurred a loss of $12,598,003 and had net income of $520,460 for the six months ending June 30, 1999 and 1998, respectively. As of June 30, 1999, the Company was is default and not current with certain notes payable and was not current with numerous vendors. Management has begun to implement its restructuring plan in which the Company intends to sell off certain assets, restructure the Company's outstanding debt obligations, enter into new debt agreements and/or issue equity in order for the Company to continue as a going concern. If the Company is not able to sell assets, restructure the Company's outstanding debt obligations, enter into new debt agreements and/or issue equity, it may not be able to continue as a going concern and may seek relief under bankruptcy protection.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   LIQUIDITY (continued)

     As of June 30, 1999, the Company had outstanding balances on notes payable and long-term debt as listed below.

                                                                                               June 30, 1999
                                                                                               -------------
Note payable under line of credit, variable interest rate of 1.5% plus LIBOR rate
 (8.69% at June 30, 1999), interest payable quarterly                                            $   604,000

Note payable under line of credit, variable interest rate equal to the lender's prime
 rate plus 1.5% (10.0% at June 30, 1999), interest payable monthly                                 2,312,000

Note payable under line of credit and term loan, variable interest rate of 1.5% over
 the lender's prime rate, interest payable monthly (a)                                             2,712,491

Note payable secured by accounts receivable, variable interest rate of 1.75% over the
 lender's base rate (9.0% at June 30, 1999), interest payable monthly                                 90,000

Note payable, interest rate of 12%, interest payable quarterly (b)                                 6,000,000

Note payable under term loan, variable interest rate of 1.75% plus LIBOR rate,
 interest payable quarterly                                                                          536,000

Note payable, variable interest rate of 5% over the Federal Reserve discount rate (10%
 at June 30, 1999), interest and note due May 31, 1999 (c)                                         5,500,000

Note payable, with interest payable as a warrant to purchase shares of the Company's
 common stock, due June 18, 1999 (d)                                                                 260,608

Capital leases                                                                                        60,524
                                                                                                 -----------
                                                                                                 $18,075,623
                                                                                                 ===========


     (a) On August 4, 1999, the lender notified the Company that it was in default of a note between the lender and Unifiber Corporation, a wholly owned subsidiary of the Company. The lender has exercised its right to accelerate and declare the entire unpaid balance of the note to be immediately due and payable. As of August 4, 1999, the balance of the loan was $1,483,000, plus accrued interest after August 1, 1999 and other out of pocket costs to be incurred by the lender. As a result of the notice, the Company has ceased operations at Unifiber Corporation.

     (b) The Company has not made its last two quarterly interest payments which total $360,000 and consequently is in default on the note. The Company is in discussion with the lender to have the past due interest and the principal on the note extended beyond the September 19, 1999 due date.

     (c) Principal and interest on the note payable for $5,500,000 originally due March 31, 1999 was extended to the earlier of the refinancing of the Company's debt or May 31, 1999. As of June 30, 1999, the balance of the note and the accrued interest has not been paid and consequently the Company is in default on the note. The Company is in discussions with the lender to have the note amended.

     (d) Principal on the convertible note payable for $1,000,000 with interest payable as a warrant to purchase 35,000 shares of the Company's common stock was due and payable the earlier of the refinancing of the Company's debt in connection with the merger between Coyote and RP or May 1, 1999. The holder of the promissory note extended the due date to June 18, 1999 at which time the holder converted $739,392 of principal into 246,464 shares of the Company's common stock. As of June 30, 1999, the remaining $260,608 of the note due on June 18, 1999 has not been paid and as a result the Company is in default on the note. The Company is in discussion with the lender to have the note extended beyond the amended maturity date of the note.

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.   DISCONTINUED OPERATIONS

     On July 12, 1999, the Company sold its Advanced Materials segment which represented 80% majority interest in Sierra Materials. The sale resulted in a loss of $403,932. The loss on the sale has been accounted for as discontinued operations and prior periods have been restated to reflect the discontinuation of its Advanced Materials segment.

     Under the terms of the agreement, the Company and its operating subsidiaries Unifiber Corporation and Apollo Golf, Inc. have guaranteed the indebtedness of Cape Composites to the lender to Cape Composites through March 12, 2000. The total indebtedness was $2,123,000 as of June 30, 1999.

5.   INVENTORIES

     Inventories consist of the following:

                                       June 30,       December 31,
                                         1999            1998
                                   -----------        -----------
          Raw materials            $   551,893            948,606
          Work in process            1,516,132          1,653,044
          Finished goods             3,953,932          4,025,128
                                   -----------        -----------
                                     6,021,957          6,626,778
          Valuation allowance       (1,436,801)        (1,161,313)
                                   -----------        -----------
                                   $ 4,585,156          5,465,465
                                   ===========        ===========


6.   EARNINGS (LOSS) PER SHARE

The following represents a reconciliation of the earnings (loss) and outstanding shares used to compute earnings (loss) per share:

                                                           Three Months Ended                            Six Months Ended
                                                                June 30,                                     June 30,
                                                ---------------------------------------    ---------------------------------------
                                                        1999                  1998                 1999                    1998
                                                -----------------      ----------------    ------------------      ---------------
Net income (loss)                                     $(9,702,456)           $  499,160          $(12,598,003)          $  520,460
Common shares outstanding at beginning of the
 period                                                 5,777,692             4,758,004             5,777,692            3,855,000
Net effect of shares issued during the period              32,501                     -                16,340              551,841
                                                -----------------      ----------------    ------------------      ---------------
Shares used in computing basic income (loss)
 per share                                              5,810,193             4,758,004             5,794,032            4,406,841
Net effect of dilutive stock options                            -                62,231                     -               51,116
                                                -----------------      ----------------    ------------------      ---------------
Shares used in computing diluted income (loss)
 per share                                              5,810,193             4,820,235             5,777,692            4,457,957
Basic and diluted income (loss) per share             $     (1.67)           $     0.10          $      (2.17)          $     0.12

                     COYOTE SPORTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


6.   SUBSEQUENT EVENTS

     On July 26, 1999, the Company received notice from a lessor that it was in default on a lease agreement. The lessor is seeking damages of approximately $2,400,000. The Company estimates that the damages to be approximately $750,000 and has accrued for that amount as of June 30, 1999.

     On August 5, 1999, Unifiber Corporation ("Unifiber"), a wholly owned subsidiary of the Company and manufacturer and distributor of graphite golf shafts, ceased its operations. On August 12, 1999, an Involuntary Petition for Chapter 7 bankruptcy on behalf of certain unsecured creditors was filed against Unifiber.

     The shut-down is expected to result in an approximate loss of $200,000 (with no expected tax effect), which will be recorded by the Company in the third quarter. The loss on the shut-down will be accounted for as discontinued operations and prior periods will be restated to reflect the discontinuation of Unifiber in the third quarter.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

   Coyote designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products worldwide. Through an aggressive acquisition strategy, Coyote wholly owns or has a controlling interest in four operating entities worldwide; Apollo, Reynolds, Apollo U.S., and Unifiber. Coyote's products include steel golf shafts, premium grade cycle tubing and javelins.

   On June 22, 1999, the merger agreement between the Company and Royal Precision Inc. (RP) was terminated due to a material change in the business of the Company resulting in an inability to obtain suitable replacement long-term debt financing. Termination of the merger and the failure to obtain replacement long-term financing will most likely have a material adverse effect on the Company's business, operating results and financial condition, that may lead to bankruptcy.

   As of June 30, 1999, the Company was in default and not current with certain notes payable and was not current with numerous vendors. On August 4, 1999, a secured lender notified the Company that Unifiber Corporation, a wholly owned subsidiary of the Company and manufacturer and distributor of graphite golf shafts, was in default and the remaining balance of $1,483,000 was due and payable immediately. Management has begun to implement its restructuring plan in which the Company intends to sell certain assets, restructure the Company's outstanding debt obligations, enter into new debt agreements and/or issue equity in order for the Company to continue as a going concern. If the Company is not able to sell assets, restructure the Company's outstanding debt obligations, enter into new debt agreements and/or issue equity, it may not be able to continue as a going concern and may seek relief under bankruptcy protection.

   On July 12, 1999, the Company sold its Advanced Materials segment which represented 80% majority interest in Sierra Materials. On August 5, 1999, Unifiber ceased its operations. On August 12, 1999, an Involuntary Petition for Chapter 7 bankruptcy on behalf of certain unsecured creditors was filed against Unifiber.

RESULTS OF OPERATIONS

   As part of the Company's restructuring plan, the Company evaluated its assets to help determine which assets could be sold and what would be their approximate value if sold in an orderly fashion. As part of the analysis, Unifiber's largest customer which accounted for approximately 90% of Unifiber's sales, notified Unifiber that its future orders would be significantly less than previously expected a month earlier. The long-lived assets, which include property, plant and equipment, were evaluated in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment was determined by evaluating the estimated amount at which the assets of Unifiber and the Company's minority interest in Unggul Galakan Sdn. Bhd. ("Unggul") could be sold and recognized $4,107,000 in the write down of assets at Unifiber and recognized $1,500,000 write down in its minority investment in Unggul.

   The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. The 1999 data reflects the consolidated results of all entities from January 1, 1999 through June 30, 1999. The 1998 data reflects the consolidated results of all entities except for Unifiber and West Coast Composites from January 1, 1998 through June 30, 1998. Unifiber was acquired on March 19, 1998 and is included in the Company's results beginning April 1, 1998, since the results for the period from March 20, 1998 to March 31, 1998 are not significant. The assets of West Coast Composites were consolidated into Unifiber on September 9, 1998 and are included in the Company's results beginning September 9, 1998.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


                                                                   Three Months Ended                    Six Months Ended
                                                                         June 30,                            June 30,
                                                                 -----------------------------      --------------------------
                                                                    1999             1998              1999             1998
                                                                 ------------      -----------      ------------     ---------
          Net sales                                                  100%             100%              100%             100%
          Cost of goods sold                                         (92)             (74)              (92)             (74)
          Gross profit                                                 8               26                 8               26
          Selling, general and administrative                        (24)             (21)              (30)             (22)
          Abandoned merger costs                                     (14)               -                (8)               -
          Write down of assets                                       (68)               -               (39)               -
          Operating income (loss)                                    (98)               5               (69)               4
          Interest expense, net                                       (7)              (2)               (7)              (2)
          Debt financing costs                                        (1)              (1)               (1)               -
          Other                                                       (1)               -                (2)               -
          Income (loss) from continuing operations before income
             taxes, minority interests and extraordinary item       (107)               2               (79)               2
          Income tax (expense) benefit                                 -                -                 -                -
          Minority interests                                           -                -                 -                -
          Net income (loss) from continuing operations
             before extraordinary item                              (107)               2               (79)               2
          Loss from discontinued operations                          (11)              (1)               (8)              (1)
          Net income (loss) before extraordinary item               (118)               1               (87)               1
          Extraordinary item, net of taxes                             -                3                 -                2
          Net income (loss)                                         (118)               4               (87)               3

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net sales for the three months ended June 30, 1999 were $8,238,000 as compared to $11,796,000 for the comparable period of 1998. The decrease in net sales is primarily attributable to reduced product demand in golf shafts in the United States and Europe. Gross profit for the three months ended June 30, 1999 and 1998 was 8% and 26% of net sales, respectively. Gross profit was negatively effected by a decrease in both the average selling price and number of units sold of golf shafts.

     Selling, general and administrative costs for the three months ended June 30, 1999 were 24% of net sales as compared to 21% for the comparable period of 1998, as a result of an increase in selling, general and administrative costs from the acquisition of Unifiber and the acquisition of West Coast Composites.

     The Company had an operating loss from continuing operations of $8,078,000 for the three months ended June 30, 1999, as compared to operating income of $557,000 for the comparable period in 1998. The operating loss from continuing operations for the three months ended June 30, 1999 is a result of reduced product demand in golf shafts, a decrease in the average selling price and an increase in selling, general and administrative costs from the acquisition of Unifiber and West Coast Composites. In addition, the Company recognized $1,142,000 in abandoned merger costs as a result of the termination of the merger agreement between the Company and Royal Precision, Inc., recognized $4,106,750 in the write down of the Unifiber graphite golf shaft facility and recognized $1,500,000 write down in its minority investment in Unggul.

     Interest expense was $539,000 for the three months ended June 30, 1999, as compared to $262,000 for the comparable period of 1998. The increase in interest expense is primarily attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber and the $5,500,000 note payable entered into on September 9, 1998, to acquire the assets of West Coast Composites.

     Minority interests in subsidiaries' losses were $21,000 for the three months ended June 30, 1998. There were no minority interests in subsidiaries' losses recorded for the three months ended June 30, 1999 since the Company

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


relinquished its rights to certain intangible assets to the previous owner of ICE*USA in June 1998. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of ICE*USA and is based on the minorities' percentage ownership in ICE*USA (20%).

   Net loss from continuing operations before extraordinary items for the three months ended June 30, 1999 was $8,831,000 or $1.52 per share, as compared to income from continuing operations before extraordinary items of $309,000 or $0.06 per share for the comparable period of 1998.

   On July 12, 1999, the Company sold its Advanced Materials segment which represented 80% majority interest in Sierra Materials. Loss from discontinued operations was $872,000 for the three months ended June 30, 1999, as compared to a loss of $156,000 for the comparable period in 1998.

   Net loss for the three months ended June 30, 1999 was $9,702,000 or $1.41 per share, as compared to net income of $499,000 or $0.10 per share for the comparable period of 1998, which included an extraordinary gain of $347,000 or $0.07 per share.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Net sales for the six months ended June 30, 1999 were $14,398,000 as compared to $18,262,000 for the comparable period of 1998. The decrease in net sales is primarily attributable to reduced product demand in golf shafts in the United States and Europe. Gross profit for the six months ended June 30, 1999 and 1998 was 8% and 26% of net sales, respectively. Gross profit was negatively effected by a decrease in both the average selling price and number of units sold of golf shafts.

   Selling, general and administrative expenses for the six months ended June 30, 1999 were 30% of net sales as compared to 22% for the comparable period of 1998, as a result of an increase in selling, general and administrative costs from the acquisition of Unifiber and the acquisition of West Coast Composites.

   The Company had an operating loss from continuing operations of $9,938,000 for the six months ended June 30, 1999, as compared to operating income from continuing operations of $660,000 for the comparable period in 1998. The operating loss from continuing operations for the three months ended June 30, 1999 is a result of reduced product demand in golf shafts, a decrease in the average selling price and an increase in selling, general and administrative costs from the acquisition of Unifiber and West Coast Composites. In addition, the Company recognized $1,142,078 in abandoned merger costs as a result of the termination of the merger agreement between the Company and Royal Precision, Inc., recognized $4,106,750 in the write down of the Unifiber graphite golf shaft facility and recognized $1,500,000 write down in its minority investment in Unggul.

   Interest expense was $1,053,000 for the six months ended June 30, 1999, as compared to $321,000 for the comparable period of 1998. The increase in interest expense is primarily attributable to the $6,000,000 note payable entered into on March 19, 1998 to acquire Unifiber and the $5,500,000 note payable entered into on September 9, 1998, to acquire the assets of West Coast Composites.

   Minority interests in subsidiaries' losses were $51,000 for the six months ended June 30, 1998. There were no minority interests in subsidiaries' losses recorded for the six months ended June 30, 1999 since the Company relinquished its rights to certain intangible assets to the previous owner of ICE*USA in June 1998. Minority interests in subsidiaries' losses are a result of the net effect on profits and losses of ICE*USA and is based on the minorities' percentage ownership in ICE*USA (20%).

   Net loss from continuing operations before extraordinary items for the six months ended June 30, 1999 was $11,479,000 or $1.98 per share, as compared to income from continuing operations before extraordinary item of $364,000 or $0.08 per share for the comparable period of 1998.

   Loss from discontinued operations was $1,119,000 for the six months ended June 30, 1999, as compared to a loss of $190,000 for the comparable period in 1998.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).



   Net loss for the six months ended June 30, 1999 was $12,598,000 or $2.17 per share, as compared to net income of $520,000 or $0.12 per share for the comparable period of 1998, which included an extraordinary gain of $347,000 or $0.08 per share.

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

   Coyote relies on third parties for many products and services and it may be adversely impacted if these companies are unable to address this issue in a timely manner, which could result in a material financial risk to Coyote. Management has identified certain key suppliers and customers and is currently performing an assessment on the state of readiness and/or compliance of those key suppliers and customers. Management expects that completion of its Year 2000 compliance project will result in additional expenditures of approximately $80,000. To date, the Company has spent approximately $40,000 to become Year 2000 compliant. Coyote's failure to resolve the Year 2000 Issue before December 31, 1999 could result in system failures or miscalculations causing disruption in operations including, among other things, an inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the supply of parts and materials, late, missed or unapplied payments, disruptions in order processing and other general problems related to their daily operation. While Coyote believes its Year 2000 compliance actions will adequately address its internal Year 2000 Issue, until Coyote completes its assessment of its suppliers and customers, the overall risks cannot be accurately described and quantified, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company. Coyote has not, to date, implemented a Year 2000 contingency plan. Coyote's goal is to have the major Year 2000 Issues resolved by September 1, 1999. Final verification and validation is scheduled to occur by October 1999.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1999, Coyote had an accumulated deficit of $31,786,000 compared to an accumulated deficit of $19,188,000 at December 31, 1998. Net loss for the six months ended June 30, 1999 was $12,598,000, compared to income of $520,000 for the comparable period of 1998. As of June 30, 1999, the Company had a working capital deficit of $16,798,000.

   As of June 30, 1999, Coyote had eight outstanding notes payable. The notes are broken out by operating entity and discussed below.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


Parent

   As of March 19, 1998, Coyote entered into a $6,000,000 Promissory Note (the "Note") and Loan Agreement, as amended December 30, 1998, (the "Loan Agreement") with Paragon Coyote Texas Ltd. ("Paragon"). Paragon is an unrelated third party to Coyote, although as a condition of the Loan Agreement, the Coyote Board of Directors appointed Mr. Mark Pappas, the president of the general partner of Paragon, to the Company's Board of Directors, a capacity in which he currently serves. In the ordinary course of business, this loan is due September 19, 1999. Interest is payable quarterly at an interest rate of 12% per year. The Company has not made its last two quarterly interest payments which total $360,000 and as a result is in default on the note. The Company is in discussion with the lender to have the past due interest and the principal on the note extended beyond the September 19, 1999 due date.

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

   On November 16, 1998, the Company entered into a convertible promissory note for $1,000,000 with interest payable as a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.01. Principal on the note was due on or before May 1, 1999. On May 7, 1999, the Company amended the $1,000,000 convertible promissory note and extended the maturity date to June 18, 1999 or three days after the close of the financing in connection with the merger with Royal Precision, Inc., whichever is sooner. At the date of maturity, the holder of the convertible promissory note converted $739,392 of the note to 246,464 shares of the Company's common stock. As of June 30, 1999, the remaining $260,608 of the note due on June 18, 1999 has not been paid and as a result the Company is in default on the note. The Company issued an additional warrant to purchase 6,536 shares of the Company's common stock at an exercise price of $0.01.

Apollo

   One note payable provides for borrowings under a foreign line of credit up to 600,000 Pounds Sterling ("PS") (approximately $1,020,000 U.S. at June 30, 1999) with an interest rate of 1.5% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of June 30, 1999, $604,000 was outstanding under this note payable.

   On November 21, 1998, Apollo entered into a five-year note payable for up to 400,000 PS (approximately $680,000 U.S. at June 30, 1999) with an interest rate of 1.75% plus the LIBOR rate. Amounts outstanding on the note are secured by the land and buildings owned by Apollo. As of June 30, 1999, $536,000 was outstanding under this note payable.

   In March 1997, Apollo entered into an agreement with a lender to advance loans secured by trade receivables. As of June 30, 1999, $90,000 was outstanding under this agreement. The Agreement continues indefinitely until notice to terminate is given by either party.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


Apollo U.S.

   In January 1998, Apollo U.S. entered into a Loan and Security Agreement with a lender to advance loans up to $2,300,000 at an interest rate of prime plus 1.5 percent (10.0% at June 30, 1999) secured by substantially all of the assets of Apollo U.S. The lender has allowed for increased availability of $250,000 as of March 31, 1999. Advances are guaranteed by Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The term of the agreement is two years. At June 30, 1999, the outstanding balance under the agreement was $2,312,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender.

Unifiber

   In March 1998, Unifiber entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent (10.0% at June 30, 1999). The lender has allowed for increased availability of $180,000 as of June 30, 1999. Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S. and Coyote. Advances are calculated on a daily basis and are based on defined eligible accounts receivable and inventories. Borrowings on the capital equipment term loan can not exceed a defined percentage of invoice prices for selected capital equipment. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is two years. As of June 30, 1999, the total outstanding balance under the agreement was $2,712,000. Coyote may not declare or pay dividends on its common stock without the written consent of the lender. On August 4, 1999, the lender notified the Company that it was in default of a note between the lender and Unifiber Corporation, a wholly owned subsidiary of the Company. The lender has exercised its right to accelerate and declare the entire unpaid balance of the note to be immediately due and payable. As of August 4, 1999, the balance of the loan was $1,483,000, plus accrued interest after August 1, 1999 and other out of pocket costs to be incurred by the lender. As a result of the notice, the Company has ceased operations at Unifiber Corporation. On August 12, 1999, an Involuntary Petition for Chapter 7 bankruptcy on behalf of certain unsecured creditors was filed against Unifiber.

   On September 9, 1998, Unifiber entered into a note payable for $5,500,000 with an interest rate of 10%. Principal and accrued interest were due May 31, 1999. Borrowings are secured by the shares of Unifiber and by the assets purchased from Cobra. As of June 30, 1999, the balance of the note and the accrued interest has not been paid and as a result the Company is in default on the note. The Company is in discussion with the lender to have the note amended.


   Net cash used in operating activities was $1,722,000 for the six months ended June 30, 1999, primarily due to the net loss.

   Net cash used in investing activities of $99,000 for the six months ended June 30, 1999, mainly related to equipment purchases at Unifiber.

   Net cash provided by financing activities was $1,011,000 for the six months ended June 30, 1999, primarily due to the borrowings made on revolving lines of credit and to capital contributions.

   As of June 30, 1999, the Company was in default and not current with certain notes payable and was not current with numerous vendors. On August 4, 1999, a secured lender notified the Company that Unifiber Corporation was in default and the remaining balance of $1,483,000 was due and payable immediately. Management has begun to implement its restructuring plan in which the Company intends to sell off certain assets, restructure the Company's outstanding debt obligations, enter into new debt agreements and/or issue equity in order for the Company to continue as a going concern. If the Company is not able to sell assets, restructure the

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


Company's outstanding debt obligations, enter into new debt agreements and/or issue equity, it may not be able to continue as a going concern and may seek relief under bankruptcy protection.


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

PART II.  OTHER INFORMATION.


ITEM 2.   LEGAL PROCEEDINGS

   On August 12, 1999, an Involuntary Petition for Chapter 7 bankruptcy on behalf of Select Temporary Services, Remedy Temp, Inc., and Omni Express Temps, Inc. (collectively "the Group") was filed against Unifiber Corporation in San Diego, CA. The Group, filed for an emergency order to appoint a trustee and to prohibit the transfer of assets. On August 17, 1999, the senior secured creditor of Unifiber Corporation, Fremont Financial Corporation, filed a motion with the bankruptcy court to deny the appointment of an interim trustee.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   As of March 19, 1998, Coyote entered into a $6,000,000 Promissory Note (the "Note") and Loan Agreement, as amended December 30, 1998, (the "Loan Agreement") with Paragon Coyote Texas Ltd. ("Paragon"). In the ordinary course of business, this loan is due September 19, 1999. Interest is payable quarterly at an interest rate of 12% per year. The Company has not made its last two quarterly interest payments which total $360,000 and as a result is in default on the note. The Company is in discussion with the lender to have the past due interest and the principal on the note extended beyond the September 19, 1999 due date.

   On November 16, 1998, the Company entered into a convertible promissory note for $1,000,000 with interest payable as a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.01. Principal on the note was due on or before May 1, 1999. On May 7, 1999, the Company amended the $1,000,000 convertible promissory note and extended the maturity date to June 18, 1999 or three days after the close of the financing in connection with the merger with Royal Precision, Inc., whichever is sooner. One June 18, 1999, the holder of the convertible promissory note converted $739,392 of the note to 246,464 shares of the Company's common stock. As of June 30, 1999, the remaining $260,608 of the note due on June 18, 1999 has not been paid and as a result the Company is in default on the note.

   In March 1998, Unifiber entered into a Loan and Security Agreement with a lender. The agreement provides advance loans up to $2,300,000, a term loan of $1,100,000 and a capital equipment term loan not to exceed $200,000, at an interest rate of prime plus 1.5 percent (10.0% at June 30, 1999). The lender has allowed for increased availability of $180,000 as of June 30, 1999. Borrowings are secured by substantially all of the assets of Unifiber and are guaranteed by Apollo U.S. and Coyote. Under the terms of the agreement, the borrowings may be immediately callable by the lender. The formal term of the agreement is two years. On August 4, 1999, the lender notified the Company that it was in default of a note between the lender and Unifiber Corporation, a wholly owned subsidiary of the Company. The lender has exercised its right to accelerate and declare the entire unpaid balance of the note to be immediately due and payable. As of August 4, 1999, the balance of the loan was $1,483,000, plus accrued interest after August 1, 1999 and other out of pocket costs to be incurred by the lender. As a result of the notice, the Company has ceased operations at Unifiber Corporation.

   On September 9, 1998, Unifiber entered into a note payable for $5,500,000 with an interest rate of 10%. Principal and accrued interest are due May 31, 1999. Borrowings are secured by the shares of Unifiber and by the assets purchased from Cobra. As of June 30, 1999, the balance of the note and the accrued interest has not been paid and as a result the Company is in default on the note. The Company is in discussion with the lender to have the note amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 28, 1999, the Company mailed to its stockholders a Joint Proxy Statement/Prospectus concerning a merger between the Company and Royal Precision Inc. A special meeting of stockholders was to be held on June 18, 1999. The meeting was postponed indefinitely and then on June 22, 1999, the merger agreement between the Company and Royal Precision Inc. (RP) was terminated due to a material change in the business of the Company resulting in an inability to obtain suitable replacement long-term debt financing. Consequently, the special meeting was never held nor were the votes tabulated.

ITEM 5.   OTHER INFORMATION

   On August 5, 1999, Unifiber Corporation, a wholly owned subsidiary of the Company and manufacturer and distributor of graphite golf shafts, ceased its operations. On August 12, 1999, an Involuntary Petition for Chapter 7 bankruptcy on behalf of certain unsecured creditors was filed against Unifiber.

   The shut-down is expected to result in an approximate loss of $200,000 (with no expected tax effect), which will be recorded by the Company in the third quarter. The loss on the shut-down will be accounted for as discontinued operations and prior periods will be restated to reflect the discontinuation of Unifiber in the third quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27.1  -Financial data schedule

(b)  Reports on Form 8-K

     Report on Form 8-K was filed by the registrant on June 22, 1999 reporting under Item 5 Other Events


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 19, 1999                  COYOTE SPORTS, INC.


                                         By:  /s/ John Paul McNeill
                                              ---------------------

                                         John Paul McNeill
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)